Form 10-Q
period 2015-11-30
SavDen Group Corp.
filed 2016-01-11
CIK 1626078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SAVDEN GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1748334 IRS Employer Identification Number	7372 Primary Standard Industrial Classification Code Number

Griegstrasse, 9 – Nesonova

Stuttgart, Germany 70195

Tel.  +44 20 8133 4952

Email: savdengroup@yandex.com

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [] NO [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,175,000 as of January 11, 2016.

Balance Sheets
	November 30, 2015	May 31, 2015
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 5,333	$ 220
TOTAL CURRENT ASSETS	$ 5,333	$ 220

FIXED ASSETS
Furniture and Equipment	$ 1,700	$ -
Accumulated Depreciation	$ 255	$ -
TOTAL FIXED ASSETS	$ 1,445	$ -
TOTAL ASSETS	$ 6,778	$ 220

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$ 805	$ 805
Deferred revenue	2,500	-
TOTAL LIABILITIES	$ 3,305	$ 805

STOCKHOLDERS' EQUITY
Common stock: authorized 1,000,000,000; $0.001 par value;
5,175,000 shares issued and outstanding
at November 30, 2015	$ 5,175	$ -
Additional Paid-In-Capital	$ 3,325	$ -
Profit (loss) accumulated during the development stage	$ (5,027)	$ (585)
Total Stockholders' Equity	$ 3,473	$ (585)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,778	$ 220

The accompanying notes are an integral part of these financial statements

 Statements of Operations

	For the Three Months Ended November 30, 2015	From Inception (October 2, 2014) through November 30, 2014	For the Six Months Ended November 30, 2015	From Inception (October 2, 2014) through November 30, 2015
REVENUES
Sales	$ -	$ -	$ -	$ -
Total Income	$ -	$ -	$ -	$ -

Operating Expenses:
General & Administrative Expenses	$ 1,091	$ 525	$ 4,442	$ 5,027
Total Expenses	$ 1,091	$ 525	$ 4,442	$ 5,027

Income Before Income Tax	$ (1,091)	$ (525)	$ (4,442)	$ (5,027)

Provision for Income Tax	$ -	$ -	$ -	$ -

Net Income for Period	$ (1,091)	$ (525)	$ (4,442)	$ (5,027)

Net gain (loss) per share:
Basic and diluted	$ (0.0002)	$ -	$ (0.0002)	$

Weighted average number of shares outstanding: Basic and diluted	5,039,890	-	4,937,869

The accompanying notes are an integral part of these financial statements

Statements of Cash Flows

	Six Months Ended November 30, 2015	From Inception (October 2, 2014) through November 30, 2014	From Inception (October 2, 2014) through November 30, 2015
Operating activities:
Net Income	$ (4,442)	$ (525)	$ (5,027)
Adjustment to reconcile net loss to net cash
provided by operations:
Amortization Expense	$ 255		$ 255
(Increase)/Decrease in Notes Payable	$ -	$ 525	$ 805
Deferred revenue	$ 2,500	$ -	$ 2,500
Net cash provided by operating activities	$ (1,687)	$ -	$ (1,467)

Financing activities:
Proceeds from issuance of common stock	$ 8,500	$ -	$ 8,500
Net cash provided by financing activities	$ 8,500	$ -	$ 8,500

Investing activities:
Furniture & Equipment	$ (1,700)	$ -	$ (1,700)
Net cash provided by investing activities	$ (1,700)	$ -	$ (1,700)

Net increase in cash	$ 5,113	$ -	$ 5,333

Cash, beginning of period	$ 220	$ -	$ -
Cash, end of period	$ 5,333	$ -	$ 5,333

The accompanying notes are an integral part of these financial statements

 Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Savden Group Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on October 2, 2014.

The Company is in the development phase of its custom pillow distribution business. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The accompanying unaudited interim financial statements of Savden Group Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended May 31, 2015 as reported in the Registration Statement on Form S-1 have been omitted.

Unless the context otherwise requires, all references to “Savden Group Corp.,” “we,” “us,” “our” or the “company” are to Savden Group Corp.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2015have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (October 2, 2014) through November 30, 2015of $5,027.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2015the Company's bank deposits did not exceed the insured amounts.

Earnings per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Any fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015.

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Recently Issued Accounting Principles

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 5 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On June 6, 2015, 5,000,000 common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

In November 2015, the Company issued 175,000 shares at a price of $0.02 for the total proceeds of $3,500.

As at November 30, 2015,  5,175,000 shares of common stock were issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since October 2, 2014 (Inception) through November 30, 2015, the Company’s sole officer and director loaned the Company $805 to pay for incorporation costs and operating expenses.  As of November 30, 2015, the amount outstanding was $805. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7 – INCOME TAX

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions for any of the reporting periods presented.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued and determined that the following subsequent event requires disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We intend to provide a business planning service mainly aimed at at medium-sized and small companies in order to help them to develop their businesses or make presentations of their businesses to investors. Our company will offer several advantages over similar services. We plan to offer a multilingual online computing platform in a form of a web site and a cloud based webstorage with pay per use system as a service. The services are going to be delivered without the cost and and complexity of buying and managing software, providing all of the facilities required to support the complete cycle of building and delivering business plans. We have already developed the programming code and programming modules for our software. We have already developed business planning integration module and have tested it. However, there is no assurance and there is no guarantee that we will be successful in developing an operational and marketable product. On July 1, 2015 we signed our first Agreement with Grüne Weltraumtechnik, GmbH.

Our principal office address is located at Griegstrasse, 9 – Nesonova, Stuttgart, Germany 70195. Our telephone number is +44 20 8133 4952. Our plan of operation is forward-looking and there is no assurance that we will ever reach profitable operations. We are a development stage company and have not earned any revenue.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2015 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 2, 2014) THROUGH NOVEMBER 30, 2014

REVENUE

During the three month period ended November 30, 2015 and during the period from Inception (October 2, 2014) through November 30, 2014 we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended November 30, 2015, we incurred general and administrative expenses of $1,091 compared to $525 incurred during the period from Inception (October 2, 2014) through November 30, 2014.  General and administrative expenses incurred during the three month period ended November 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

NET LOSS

Our net loss for the three month period ended November 30, 2015 was $1,091 compared to a net loss of $525 during the period from Inception (October 2, 2014) through November 30, 2014 due to the factors discussed above.

SIX MONTH PERIOD ENDED NOVEMBER 30, 2015

REVENUE

During the six month period ended November 30, 2015 we did not generate any revenue.

OPERATING EXPENSES

During the six month period ended November 30, 2015, we incurred general and administrative expenses of $4,442. General and administrative expenses incurred during the six month period ended November 30, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

NET LOSS

Our net loss for the six month period ended November 30, 2015 was $4,442 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED NOVEMBER 30, 2015

As of November 30, 2015, our total assets were $5,333 compared to $220 in total assets at May 31, 2015. Total assets as of November 30, 2015 comprised cash of $5,333 and $1,445 in fixed assets while as at May 31, 2015 total assets comprised entirely of cash. As of November 30, 2015, our current liabilities were $3,305 comprising of $805 in accounts payable to related party and $2,500 in deferred revenue.

Stockholders’ equity was $3,473 as of November 30, 2015 compared to stockholders’ deficit of $585 as of May 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended November 30, 2015, net cash flows used in operating activities were $1,687 consisting of a net loss of $4,442, deferred revenue of $2,500 and amortization expenses of $255. Net cash flows provided by operating activities was $525 for the period from Inception (October 2, 2014) through November 30, 2014  consisting of a net loss of $525.

CASH FLOWS FROM INVESTING ACTIVITIES

During the six month period ended November 30, 2015, net cash used in financing activities was $1,700. We neither generated, nor used, funds in investing activities during the period from Inception (October 2, 2014) through November 30, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month period ended November 30, 2015 net cash provided by financing activities was $8,500, received from proceeds from issuance of common stock. We neither generated, nor used, funds in financing activities during the period from Inception (October 2, 2014) through November 30, 2014.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of November 30, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our May 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2015, 5,000,000 common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during six month period ended November 30, 2015.

ITEM 4. MINE SAFETY DISLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVDEN GROUP CORP.
Dated: January 11, 2016	By: /s/ Denis Savinskii
Denis Savinskii President and Chief Executive Officer and Chief Financial Officer