Form 10-Q
period 2016-02-29
SavDen Group Corp.
filed 2016-03-11
CIK 1626078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SAVDEN GROUP CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	61-1748334 IRS Employer Identification Number	7372 Primary Standard Industrial Classification Code Number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,290,000 as of March 11, 2016.

Balance Sheets
	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 22,595	$ 220
TOTAL CURRENT ASSETS	$ 22,595	$ 220

FIXED ASSETS
Furniture and Equipment	$ 1,700	$ -
Accumulated Depreciation	$ 397	$ -
TOTAL FIXED ASSETS	$ 1,303	$ -
TOTAL ASSETS	$ 23,898	$ 220

LIABILITIES
Current Liabilities:
Note Payable - Related Party	$ 805	$ 805
TOTAL LIABILITIES	$ 805	$ 805

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
6,290,000 shares issued and outstanding
at February 29, 2016	$ 6,290	$ -
Additional Paid-In-Capital	$ 24,510	$ -
Profit (loss) accumulated during the development stage	$ (7,707)	$ (585)
Total Stockholders' Equity	$ 23,093	$ (585)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 23,898	$ 220

The accompanying notes are an integral part of these financial statements

 Statements of Operations

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015	For the Nine Months Ended February 29, 2016	From Inception (October 2, 2014) through February 28, 2015	From Inception (October 2, 2014) through February 29, 2016
REVENUES
Sales	$ 5,000	$ -	$ 5,000	$ -	$ 5,000
Total Income	$ 5,000	$ -	$ 5,000		$ 5,000

Operating Expenses:
General & Administrative Expenses	$ 7,680	$ 24	$ 12,122	$ 549	$ 12,707
Total Expenses	$ 7,680	$ 24	$ 12,122	$ 549	$ 12,707

Income Before Income Tax	$ (2,680)	$ (24)	$ (7,122)	$ (549)	$ (7,707)

Provision for Income Tax	$ -	$ -	$ -	$ -	$ -

Net Income for Period	$ (2,680)	$ (24)	$ (7,122)	$ (549)	$ (7,707)

Net gain (loss) per share:
Basic and diluted	$ (0.0002)	$ -	$ (0.0002)	$ -	$

Weighted average number of shares outstanding: Basic and diluted	5,716,538	-	5,196,478

The accompanying notes are an integral part of these financial statements

Statements of Cash Flows

	Nine Months Ended February 29, 2016	From Inception (October 2, 2014) through February 28, 2015	From Inception (October 2, 2014) through February 29, 2016
Operating activities:
Net Income (Loss)	$ (7,122)	$ (549)	$ (7,707)
Adjustment to reconcile net loss to net cash
provided by operations:
Amortization Expense	$ 397		$ 397
(Increase)/Decrease in Notes Payable	$ -	$ 805	$ 805
Net cash provided by operating activities	$ (6,725)	$ 256	$ (6,505)

Financing activities:
Proceeds from issuance of common stock	$ 30,800	$ -	$ 30,800
Net cash provided by financing activities	$ 30,800	$ -	$ 30,800

Investing activities:
Furniture & Equipment	$ (1,700)	$ -	$ (1,700)
Net cash provided by investing activities	$ (1,700)	$ -	$ (1,700)

Net increase in cash	$ 22,375	$ 256	$ 22,595

Cash, beginning of period	$ 220	$ -	$ -
Cash, end of period	$ 22,595	$ 256	$ 22,595

The accompanying notes are an integral part of these financial statements

 Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Savden Group Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on October 2, 2014. Our business office is located at Griegstrasse, 9 – Nesonova, Stuttgart, Germany 70195.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 29, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.. The Company has incurred a cumulative net loss from inception (October 2, 2014) through February 29, 2016 of $7,707.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 29, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Any fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016 .

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

For the Nine months period ended February 29, 2016, the Company issued 1,290,000 shares at a price of $0.02 for the total proceeds of $25,800.

As at February 29, 2016, 6,290,000 shares of common stock were issued and outstanding.

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

Since October 2, 2014 (Inception) through February 29, 2016 , the Company’s sole officer and director loaned the Company $805 to pay for incorporation costs and operating expenses.  As of February 29, 2016 , the amount outstanding was $805. The loan is non-interest bearing, due upon demand and unsecured.

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

THREE MONTH PERIOD ENDED FEBRUARY 29, 2016  COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 2, 2014) THROUGH FEBRUARY 28, 2015

REVENUE

During the three month period ended February 29, 2016, the Company generated $5,000 in revenue. During the period from Inception (October 2, 2014) through February 28, 2015 we did not generate any revenue.

OPERATING EXPENSES

During the three month period ended February 29, 2016 , we incurred general and administrative expenses of $7,680 compared to $24 incurred during the period from Inception (October 2, 2014) through February 28, 2015.  General and administrative expenses incurred during the three month period ended February 29, 2016  were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

NET LOSS

Our net loss for the three month period ended February 29, 2016  was $2,680 compared to a net loss of $24 during the period from Inception (October 2, 2014) through February 28, 2015 due to the factors discussed above.

NINE MONTH PERIOD ENDED FEBRUARY 29, 2016

REVENUE

During the nine month period ended February 29, 2016, the Company generated $5,000 in revenue.

OPERATING EXPENSES

During the nine month period ended February 29, 2016 , we incurred general and administrative expenses of $12,122. General and administrative expenses incurred during the nine month period ended February 29, 2016  were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

NET LOSS

Our net loss for the nine month period ended February 29, 2016  was $7,122 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED FEBRUARY 29, 2016

As of February 29, 2016 , our total assets were $23,898 compared to $220 in total assets at May 31, 2015. Total assets as of February 29, 2016  comprised cash of $22,595 and $1,303 in fixed assets while as at May 31, 2015 total assets comprised entirely of cash. As of February 29, 2016 , our current liabilities were $805 comprising entirely in accounts payable to related party.

Stockholders’ equity was $23,093 as of February 29, 2016  compared to stockholders’ deficit of $585 as of May 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended February 29, 2016 , net cash flows used in operating activities were $6,725 consisting of a net loss of $7,122 and amortization expenses of $397. Net cash flows provided by operating activities was $256 for the period from Inception (October 2, 2014) through February 28, 2015  consisting of a net loss of $549 and increase of notes payable of  $805.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine month period ended February 29, 2016 , net cash used in financing activities was $1,700. We neither generated, nor used, funds in investing activities during the period from Inception (October 2, 2014) through February 28, 2015.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month period ended February 29, 2016  net cash provided by financing activities was $30,800, received from proceeds from issuance of common stock. We neither generated, nor used, funds in financing activities during the period from Inception (October 2, 2014) through February 28, 2015.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, further issuances of securities and loans from our principal shareholder. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of February 29, 2016 , we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016 . Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended February 29, 2016  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during nine month period ended February 29, 2016 .

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

SAVDEN GROUP CORP.
Dated: March 11, 2016	By: /s/ Denis Savinskii
Denis Savinskii President and Chief Executive Officer and Chief Financial Officer