Form 10-K
period 2016-05-31
SavDen Group Corp.
filed 2016-09-13
CIK 1626078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-205121

SAVDEN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1748334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005. 10th Floor, Tower A, New Mandarin Plaza

Tsimshatsui, Kowloon, Hong Kong

(Address of principal executive offices)

                                               +852 9374-4584

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant on November 30, 2015, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, November 30, 2015.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

There were 629,000,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of August 31, 2016.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SavDen Group Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate, and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ii

PART I

Item 1.	Description of Business.

SavDen Group Corp. (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on October 2, 2014 and maintains its principal executive offices at 1005. 10th Floor, Tower A, New Mandarin Plaza, Tsimshatsui, Kowloon, Hong Kong. The Company was formed to engage in the business of providing a business planning service to small and medium-sized companies.

The Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on June 19, 2015, which was declared effective on October 22, 2015. In May 2016, management of the Company abandoned its business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management has undertaken steps to have the Company’s Common Stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC, and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We intend to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Although Management has not restricted the geographical location of the target companies to China, management believes that it is probable that the target’s operations will be based in China or Asia.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than our target. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  However, due to the share ownership of management, even if stockholder approval is required, management will also control the shareholder vote.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our management is engaged in outside business activities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies may arise. If we and any other blank check companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Our business is difficult to evaluate because we have limited operating history.

Historically, the Company has a very limited operating history, and at present has no operations or revenue and only minimal assets. Therefore, there is a risk that we will be unable to consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. We have not entered into a written employment agreement with management and they are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities Exchange Commission (“SEC”) as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is only a limited trading market for our common stock, and liquidity of shares of our common stock is limited.

Although our common stock is quoted on the OTC Pink market, there is no significant public trading market for our common stock. Further, we do not anticipate that a significant public trading market will develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Accordingly, the liquidity of our shares of common stock is limited.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorizes the issuance of a maximum of 4,000,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval, and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

We are controlled by our management, whose interest may differ from those of the other shareholders.

As of the date of this filing, Mr. DONG Yingzhi, the sole officer and director of the Company, has sole voting power over 500,000,000 shares of the Company’s common stock, or approximately 79.5% of the outstanding shares of common stock. Therefore, Mr. DONG Yingzhi may be in a position to elect the board of directors and to control the business and affairs of the Company including significant corporate actions such as mergers and acquisitions, the sale or purchase of assets and the issuance and sale of our securities. The Company also may be prevented from entering into transactions that could be beneficial to the Company’s other shareholders. The interest of our largest shareholder, which is controlled by DONG Yingzhi, may differ from the interests of our other shareholders.

Our principal stockholder may engage in a transaction to cause the Company to repurchase its shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of common stock. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transaction for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

This report on Form 10-K contains forward-looking statements and information relating to us, our industry and other businesses.

The forward-looking statements contained in this annual report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

To the best knowledge of our management, there are presently no material pending legal proceedings to which the Company, any executive officer or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorize the issuance of up to 7,500,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). The Common Stock is not “listed” on a publicly-traded market; however, its Common Stock is eligible for quotation on the OTC Pink market under the symbol SVDN. As of August 31, 2016, there were approximately 32 holders of record of the Common Stock and an aggregate of 629,000,000 shares of Common Stock outstanding. The Company sold 1,290,000 shares of its Common Stock under its registration statement on Form S-1 (129,000,000 shares after the 100:1 stock split effected by the Company as of August 26,2016), and management believes that all of those shares are unrestricted and free trading.

Preferred Stock

Our Articles of Incorporation do not authorize the issuance of any shares of preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during the fiscal year ended May 31, 2016.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statement Notice

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Form 10-K.

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company (referred to herein as "we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate, and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required byfederal securities and any other applicable law.

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, or industry or and, thus, may acquire any type of business. Although Management has not restricted the geographical location of the target companies to China, management believes that it is probable that the targets operations will be based in China or Asia.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal years ended May 31, 2016 and 2015

Revenues

The Company did not generate any revenues during the fiscal years ended May 31, 2016 and May 31, 2015.

Total operating expenses

During the year ended May 31, 2016, we incurred general and administrative expenses of $44,521 compared to $585 incurred during the period from inception (October 2, 2014) through May 31, 2015. General and administrative expenses incurred during the year ended May 31, 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs. The increase in operating expenses was primarily due to the increased need for professional services during the year ended May 31, 2016.

Other Income

During the year ended May 31, 2016, we had other income of $7,739, compared to nil during the period from inception (October 2, 2014) through May 31, 2015. Other income was comprised of $8,191 from a settlement with former shareholders offset by interest expense and bank charges of $452.

Net loss

For the fiscal year ended May 31, 2016, the Company had net loss of $36,782, as compared to a net loss of $585 for the period from inception (October 2, 2014) throughMay 31, 2015.

Liquidity and Capital Resources

As of May 31, 2016, the Company had total assets of $8,333 comprised exclusively of prepaid expenses. Total asset as of May 31, 2015 was $220, which comprised entirely of cash. The Company's liabilities as of May 31, 2016 were $14,900, which was comprised of accrued expenses.  This compares with total liabilities of $805 as of May 31, 2015, which was comprised entirely of a note payable to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended May 31, 2016 and 2015.

	Year ended May 31, 2016	Year ended May 31, 2015
Net Cash (Used in) Provided by Operating Activities	$(29,320)	$220
Net Cash Used in Investing Activities	(1,700)	-
Net Cash Provided by Financing Activities	30,800	-
Net (decrease) increase in cash and cash equivalents	$(220)	$220

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable on reasonable terms, the Company may not be able to implement its plan of operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended May 31, 2016, net cash flows used in operating activities were $29,320 consisting primarily of a net loss of $36,782 and prepaid expenses of $8,333. Net cash flows provided by operating activities was $220 for the period from inception (October 2, 2014) through May 31, 2015 consisting of a net loss of $585 and increase of notes payable–related party of $805.

Cash Flows from Investing Activities

During the year ended May 31, 2016, net cash used in investing activities was $1,700, which was contributed solely by the purchase of fixed assets. We neither generated, nor used, funds in investing activities during the period from inception (October 2, 2014) through May 31, 2015.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the year ended May 31, 2016 net cash provided by financing activities was $30,800, received from proceeds from the issuance of common stock. We neither generated, nor used, funds in financing activities during the period from inception (October 2, 2014) through May 31, 2015.

Going Concern Consideration

The independent auditors' audit report accompanying our May 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

To: The board of directors and stockholders of

Savden Group Corp.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Savden Group Crop. ("the Company") as of May 31, 2016 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savden Group Crop. as of May 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DCAW (CPA) LIMITED
Certified Public Accountants
September 13, 2016

Hong Kong SAR

To the Board of Directors

Savden Group Corp.

We have audited the accompanying balance sheet of Savden Group Corp. (“the Company”) for the period October 2, 2014 (Inception) to May 31, 2015 and the related statements of income, changes in stockholders’ equity and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at May 31, 2015 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

June 17, 2015

SAVDEN GROUP CORP.

BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	May 31, 2016	May 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$220
Prepaid expenses	8,333	-

TOTAL ASSETS	$8,333	$220

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expense	$14,900	$-
Note payable – related party	-	805
TOTAL LIABILITIES	14,900	805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 and 0 shares issued and outstanding at May 31, 2016 and 2015, respectively.	629,000	-
Additional paid-in capital	(598,200)	-
Accumulated deficits	(37,367)	(585)
Total stockholders' deficit	(6,567)	(585)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,333	$220

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

	For the year ended May 31,	From inception (October 2, 2014) Through May 31,
	2016	2015
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	44,521	585
Total Expenses	44,521	585

Loss from operations	(44,521)	(585)

Other income (expense):
Interest expense	(452)	-
Other income	8,191	-
Total other income	7,739	-

Loss before provision for income taxes	(36,782)	(585)

Provision for income taxes	-	-

Net loss	$(36,782)	$(585)

Net loss per share:
Basic and diluted	$(0.00)	$-

Weighted average number of common shares outstanding– basic and diluted	550,459,016	-

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

CONSOLIDATED STATEMENTSOF STOCKHOLDERS EQUITY (DEFICIT)

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders'
	of shares	stock	Capital	Deficit	Equity (Deficit)

Balance, October 2, 2014 (Inception)	-	$-	$-	$-	$-

Net loss	-	-	-	(585)	(585)

Balance, May 31, 2015	-	-	-	(585)	(585)

Common shares issued to sole officer	500,000,000	500,000	(495,000)	-	5,000

Common shares issued	129,000,000	129,000	(103,200)	-	25,800

Net loss	-	-	-	(36,782)	(36,782)

Balance, May 31, 2016	629,000,000	629,000	(598,200)	(37,367)	(6,567)

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF CASH FLOW

(Stated in US Dollars)

		From Inception
	For the Year Ended	(October 2, 2014) Through
	May 31, 2016	May 31, 2015

Cash flows from operating activities:
Net Loss	$(36,782)	$(585)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	539	-
Loss on disposal of fixed assets	1,161
Changes in operating assets and liabilities:
(Increase) Decrease in Notes Payable	(805)	805
Prepaid expense	(8,333)	-
Accrued expense	14,900	-
Net cash (used in) provided by operating activities	(29,320)	220

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,700)	-
Net cash used in investing activities	(1,700)	-

Cash flows from financing activities:
Proceeds from issuance of shares	30,800	-
Net cash provided by financing activities	30,800	-

Net (decrease) increase in cash and cash equivalents	(220)	220

Cash and cash equivalents, beginning balance	220	-

Cash and cash equivalents, ending balance	$-	$220

The accompanying notes are an integral part of these financial statements.

 Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

SavDen Group Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on October 2, 2014. Our business office is located at 1005, 10th Floor, Tower A, New Mandarin Plaza, Tsimshatsui, Kowloon, Hong Kong.The Company was formed to engage in the business of providing a business planning service to small and medium-sized companies; however, management of the Company has abandoned that business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

On April 20, 2016, Denis Savinskii (the “Seller” or "Savinskii") entered into a Stock Purchase Agreement with Kimho Consultants Co. Limited, a Hong Kong limited company that is 100% owned and controlled by Kimberly Leung (“Purchaser” or “Kimho”), pursuant to which the Seller sold to the Purchaser an aggregate of 5,000,000 shares (“Shares”) of SavDen Group Corp. common stock, representing approximately 79.5% of the total issued and outstanding shares of common stock, for total consideration of US$381,300, including $356,300 for the purchase of the Shares and reimbursement of Seller’s transaction expenses equal to $25,000. The source of the purchase price was working capital of the Purchaser. We refer to the transaction consummated under the Stock Purchase Agreement as the “Transaction.”

Prior to the closing of the Transaction, the sole officer and director of the Company was Mr. Savinskii. Mr. Savinskii resigned from his positions as President, Secretary, Treasurer and Chief Financial Officer and also resigned from his position as the sole director of the Company. In his capacity as a director, Mr. Savinskii appointed Mr. Chan Wai Lun to fill the vacancy created by his resignation as the sole officer of the Company, and also appointed him to serve as a director of the Company.

Dong Yingzhi (“Purchaser” or “Dong”) acquired 100% of the equity ownership of Sino Expertise Limited (“SEL”) from a third party (“Seller”) on May 16, 2016. Seller had purchased 100% of the ownership of SEL from Kimberly Leung (“Leung”) on May 12, 2016. DONG used his personal funds for the purchase. Leung had caused the 500,000,000 shares (on a post split basis) of SavDen Group Corp. that she acquired from Denis Savinskii on April 20, 2016, to be registered in the name of SEL. As a result of the sale of 100% of the equity ownership of SEL to Purchaser, Purchaser may be deemed to be the beneficial owner of the 500,000,000 shares (on a post split basis) (“Shares”) of the Company held by SEL, which constitutes approximately 79.5% of the total issued and outstanding shares of the Company’s common stock. We refer to the acquisition of 100% of the equity ownership of SEL by Dong as the “Transaction.” The Company effected a forward split of 100:1 of its shares that was effective on August 26, 2016.

As a result of the Transaction and upon the request of Dong, Chan Wai Lun, the sole officer and director of the Company, resigned from his positions as President, Secretary, Treasurer and Chief Financial Officer and also resigned from his position as the sole director of the Company effective on September 1, 2016. In his capacity as a director, Mr. Chan elected Dong to the Board of Directors prior to the effective time of his resignation, and elected Dong as the Company’s President and Chief Executive Officer, Secretary, Chief Financial Officer and Treasurer to take effect immediately following his resignation as an officer of the Company.

The accompanying audited financial statements of the Company and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the fiscal years presented have been reflected herein.

Unless the context otherwise requires, all references to “SavDen Group Corp.,” “we,” “us,” “our” or the “Company” are to SavDen Group Corp.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States ("U.S. GAAP").

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Prepaid Expenses

Prepaid expenses are cash paid amounts that represent costs incurred from which a service or benefit is expected to be derived in the future. The future write-off period of the incurred cost will normally be determined by the period of benefit covered by the prepayment. When the period arrives to which a prepaid cost relates the costs will be treated as a period cost for the period in question. Normally such prepaid costs will be amortized based on the elapse of time.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses. Gains or losses on dispositions of property and equipment are included in other income. Major additions, renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets' estimated residual value:

The estimated useful life of a computer is 3 years.

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

Fair value of financial instruments

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 31, 2016.

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

Recently Issued Accounting Principles

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company has evaluated the effect on the Company’s consolidated financial statements and related disclosures and concluded that the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Liabilities

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

Financial Instrument

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-2 on the Company consolidated financial statements.

Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Except for the ASU above, in the period from January 1, 2016 to August 17, 2015, the FASB has issued ASU No. 2016-01 through ASU 2016-13, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $36,782 and cash used in operating activities of $29,320 for the year ended atMay 31, 2016.These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

The prepaid expense was the annual fee payment for the OTC Market. The amount was $8,333 and $0 as of May 31, 2016 and 2015, respectively.

NOTE 5 – RELATED PARTIES TRANSACTION

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

As of May 31, 2016, there was no amount due to or due from related parties. The amount due to related parties was repaid during the year ended May 31, 2016.

As of May 31, 2015, the amount due to related parties was $805. During the year ended at May 31, 2015,the Company’s sole officer and director loaned the Company $805 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 –EQUITY

On June 6, 2015, 5,000,000 common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

During the period from January 2015 to April 2016, the Company issued 1,290,000 shares at a price of $0.02 for total proceeds of $25,800.

On May 20, 2016, the Board of Directors of SAVDEN GROUP CORP. ("Corporation") approved resolutions to: (i) increase the authorized number of shares of Common Stock from 75,000,000 shares of $0.001 par value Common Stock to 1,000,000,000 shares of $0.001 par value Common Stock ("Increase in Authorized"), and (ii) effect a 100:1 forward split of the Corporation's authorized, issued and outstanding shares of Common Stock at the later of such time as the Directors should determine to make it effective or one day after the Amendment to increase the number of the Corporation's authorized shares is filed with the Nevada Secretary of State ("Forward Stock Split"). The Increase in Authorized and the Forward Stock Split shall be sometimes referred to collectively as the "Amendments". On that same date, shareholders of the Corporation holding 79% of the Corporation's issued and outstanding shares of Common Stock signed consent resolutions approving the Amendments.

On June 24, 2016, the Corporation filed an amendment to the Corporation's Articles of Incorporation with the Nevada Secretary of State to increase the authorized shares of the Corporation's Common Stock. On June 24, 2016, the Corporation filed a Certificate of Change with the Nevada Secretary of State to provide notice of the 100:1 forward split of the Corporation's Common Stock. The Board of Directors will set the effective date of the Forward Stock Split to be at least 10 business days after approval is received from the Financial Industry Authority ("Effective Date").

The Forward Stock Split became effective on August 10, 2016.. As a result of the Forward Stock Split, the number of the Corporation's issued and outstanding shares of Common Stock will be increased from 6,290,000 to 629,000,000.

As at May 31, 2016, 6,290,000 shares of common stock were issued and outstanding.

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

As of May 31, 2016, the Company in the United States had $37,367 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

NOTE 8 – SUBSEQUENT EVENTS

On August 10, 2016, the Financial Industry Regulatory Authority ("FINRA") advised SAVEN GROUP CORP. ("SAVDEN" and "Company") that it had approved a 100-for-1 forward stock split of the Company's common stock ("Forward Split"). The Forward Split will become effective for trading purposes prior to the opening of business on August 26, 2016. As a result of the Forward Split, each (1) outstanding share of SAVDEN's common stock before the Forward Split shall represent one hundred (100) shares of SAVDEN's common stock after the Forward Split. After giving effect to the Forward Split, SAVDEN's issued and outstanding common stock will increase from 6,290,000 shares to 629,000,000 shares. SAVDEN's common stock will continue to be $0.001 par value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, CHAN Wai Lun, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management's assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of May 31, 2016 based on the material weaknesses described below:

●        Because the Company consists of one person who acts as the sole officer and director of the Company, there are limited controls over information processing.

●        There is an inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company completes a reverse merger or business combination to determine whether improvement in segregation of duty is feasible.

●        The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●        There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

Evaluation of Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of May 31, 2016, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There have been no changes to our internal controls over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
DONG Yingzhi	39	President, Secretary, Treasurer, Chief Financial Officer and Director

Mr. DONG, age 39, has approximately 20 years of experience in banking and finance. He is currently the Chairman of the Board of Baishan Jiangyuan Countryside Commercial Bank in Baishan, Jilin Province, China. Mr. DONG began his banking career with Dalian Bank as an accountant, and served in several different positions with that bank during the 16 years he was employed at that bank. His last position before joining Baishan Jiangyuan Countryside Commercial Bank was as an Assistant to the President with responsibility for all primary bank services in Dalian Bank Beijing Branch. Mr. DONG received his bachelor’s degree from Northeast University of Financial and Economics in accounting in 2000, and in 2006 received a Master’s degree in public management from that same university.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

There are no family relationships among directors, executive officers or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e) Prior Blank Check Company Experience

Mr. DONG Yingzhi has not been involved with any other blank check companies.

Compliance with Section 16(a) of the Exchange Act

Not Applicable

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 11.	Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended May 31, 2016 and 2015.

Name and Position	Year	Salary	Option Awards	All Other Compensation	Total
CHAN Wai Lun, President, Secretary, Treasurer, CFO, Director	2016	None	None	None	None

Denis Savinski , President, Secretary, Treasurer, CFO, Director	2015 / 2016	None	None	None	None

(1) Mr. Chan served as sole officer and director of the Company from April 2016 until September 2016.

(2) Mr. Savinski served as sole officer and director of the Company from October 2014 (inception) until April 2016.

The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          The following tables set forth certain information as of August 31, 2016, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

DONG Yingzhi (1) 1005, 10th Floor, Tower A, New Mandarin Plaza, Tsimshatsui, Kowloon, Hong Kong	500,000,000	79.49%

All Officers and Directors as a group (1 individual)	500,000,000	79.49%

5% or Greater Holders:

Sino Expertise Limited Unit C, 10/F Southtex Building, 51 Tsun Yip Street, Hong Kong, HK	500,000,000	79.49%

(1) 100% of these shares are owned of record by Sino Expertise Limited. Mr. DONG Yingzhi, the Company’s sole officer and director, is the sole owner and managing director of Sino Expertise Limited and has sole voting and investment power over the shares.

(b)          The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and directors at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

DCAW (CPA) Limited (DCAW”) is the Company’s independent registered public accounting firm. DCAW replaced Gillespie & Associates, PLLC (“Gillespie”) as the Company’s independent registered public accounting firm in May 2016. The Company’s audited financial statements for the fiscal year ended May 31, 2015 were prepared by Hillary CPA Group (“Hillary”), which was replaced as the Company’s independent registered public accountants as of February 9, 2016 as a result of Hillary’s having deregistered from the PCAOB.

Fees billed to the Company are set forth below:

	Fiscal Year Ended May 31, 2016	Fiscal Year Ended May 31, 2015
Audit Fees	$10,100	$-
Tax Fees	$600	$-
All Other Fees	$17,100	$-

As of May 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description
*	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on October 2, 2014
*	3.1	Bylaws
	31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2016
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 19, 2015, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVDEN GROUP CORP.

Dated: September 13, 2016	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2016	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and sole Director

