Form 10-Q
period 2016-08-31
SavDen Group Corp.
filed 2016-10-17
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-205121

SAVDEN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1748334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1005. 10th Floor, Tower A, New Mandarin Plaza

Tsimshatsui, Kowloon, Hong Kong

(Address of principal executive offices)

+852-9374-4584

(Registrant’s telephone number, including area code)

Not Applicable

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of August 31, 2016.

SAVDEN GROUP CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on September 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending May 31, 2017.

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2016

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$5,833	$8,333

TOTAL ASSETS	$5,833	$8,333

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expense	$21,842	$14,900
Due to shareholder	6,306	-
TOTAL LIABILITIES	28,148	14,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000, shares issued and outstanding at August 31, 2016 and May 31, 2016	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(53,115)	(37,367)
Total stockholders' deficit	(22,315)	(6,567)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,833	$8,333

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended August 31,	For the three months ended August 31,
	2016	2015
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	15,748	3,351
Total Expenses	15,748	3,351

Loss from operations	(15,748)	(3,351)

Other income (expense):
Interest expense	-	-
Other income	-	-
Total other income	-	-

Loss before provision for income taxes	(15,748)	(3,351)

Provision for income taxes	-	-

Net loss	$(15,748)	$(3,351)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding–basic and diluted	629,000,000	500,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the three months ended	For the three months ended
	August 31,	August 31,
	2016	2015

Cash flows from operating activities:
Net Loss	$(15,748)	$(3,351)
Adjustments to reconcile net income to net cash provided by operating activities:
Other payable	-	2,500
Prepaid expense	2,500	-
Accrued expense	6,942	-
Net cash used in operating activities	(6,306)	(851)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(1,700)
Net cash used in investing activities	-	(1,700)

Cash flows from financing activities:
Due to shareholder	6,306	-
Proceeds from issuance of shares	-	5,000
Net cash provided by financing activities	6,306	5,000

Net (decrease) increase in cash and cash equivalents	-	2,449

Cash and cash equivalents, beginning balance	-	220

Cash and cash equivalents, ending balance	$-	$2,669

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

August 31, 2016

(Unaudited)

NOTE 1 - ORGANIZATION, CHANGE IN CONTROL AND DESCRIPTION OF BUSINESS

Savden Group Corp. (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on October 2, 2014 and our principal executive offices are located at Room 1005, 10th Floor, Tower A, New Mandarin Plaza, Tsimshatsui, Kowloon, Hong Kong. The Company was formed to engage in the business of providing a business planning service to small and medium-sized companies.

The Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) on June 19, 2015, which was declared effective on October 22, 2015. In April 2016, a change of control occurred as reported in the Form 8-K filed with the SEC on May 11, 2016. In May 2016, new management of the Company abandoned the Company’s previous business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

On May 16, 2016, DONG Yingzhi (“Purchaser” or “DONG”) acquired 100% of the equity ownership of Sino Expertise Limited (“SEL”) from a third party (“Seller”). Seller had purchased 100% of the ownership of SEL from Kimberly Leung (“Leung”) on May 12, 2016. DONG used his personal funds for the purchase. Leung had caused the 500,000,000 shares (on a post-split basis) of the Company, that she acquired from Denis Savinskii on April 20, 2016, to be registered in the name of SEL. As a result of the sale of 100% of the equity ownership of SEL to Purchaser, Purchaser may be deemed to be the beneficial owner of the 500,000,000 shares (on a post-split basis) (“Shares”) of the Company held by SEL, which constitutes approximately 79.5% of the total issued and outstanding shares of the Company’s common stock. The Company effected a forward split of 100:1 of its shares that was effective on August 26, 2016.

As a result of the change in control and upon the request of DONG, CHAN Wai Lun, the sole officer and director of the Company, resigned from his positions as President, Secretary, Treasurer and Chief Financial Officer and also resigned from his position as the sole director of the Company effective at 12:00 AM (China time) on September 1, 2016. In his capacity as a director, Mr. CHAN elected DONG to the Board of Directors prior to the effective time of his resignation and elected DONG as the Company’s President and Chief Executive Officer, Secretary, Chief Financial Officer and Treasurer to take effect immediately following his resignation as an officer of the Company.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC, and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is May 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended May 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to USD$65,000 in Hong Kong insured institutions. At May 31, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at August 31, 2016 and May 31, 2016.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Fair value of financial instruments

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements” (“ASC 820”) for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 31, 2016.

Stock-based compensation

The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Recently Issued Accounting Principles

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company has evaluated the effect on the Company’s consolidated financial statements and related disclosures and concluded that the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Liabilities

In February 2015, FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning in May 1, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-2 on the Company’s consolidated financial statements.

Stock-based Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Except for the ASUs above, in the period from May 31, 2016 to August 31, 2016, the FASB has issued ASU No. 2016-01 through ASU 2016-13, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $53,115 and cash used in operating activities of $6,306 for the three months ended at August 31, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

The prepaid expense was the annual fee payment for the OTC Market. The amount was $5,833 and $8,333 as of August 31, 2016 and May 31, 2016, respectively.

NOTE 5 – RELATED PARTIES TRANSACTION

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of August 31 2016, and May 31, 2016, the amount due to shareholder was $6,306 and zero, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

NOTE 6 – EQUITY

On June 6, 2015, 5,000,000 (500,000,000 on a post-split basis) common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

During the period from January 2015 to April 2016, the Company issued 1,290,000 (129,000,000) shares at a price of $0.02 for total proceeds of $25,800.

On May 20, 2016, the Board of Directors of the Company approved resolutions to: (i) increase the authorized number of shares of common stock from 75,000,000 shares of $0.001 par value common stock to 1,000,000,000 shares of $0.001 par value common stock ("Increase in Authorized"), and (ii) effect a 100:1 forward split of the Company’s authorized, issued and outstanding shares of common stock at the later of such time as the directors should determine to make it effective or one day after the Amendment to increase the number of the Company's authorized shares is filed with the Nevada Secretary of State ("Forward Stock Split"). The Increase in Authorized and the Forward Stock Split shall be sometimes referred to collectively as the "Amendments". On that same date, shareholders of the Company holding 79% of the Company's issued and outstanding shares of common stock signed consent resolutions approving the Amendments.

On June 24, 2016, the Company filed an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to increase the authorized shares of the Company's common stock. On June 24, 2016, the Company filed a Certificate of Change with the Nevada Secretary of State to provide notice of the 100:1 forward split of the Company’s common stock. The Forward Stock Split became effective on August 10, 2016. As a result of the Forward Stock Split, the number of the Company's issued and outstanding shares of common stock was increased from 6,290,000 to 629,000,000.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no material uncertain tax positions for any of the reporting periods presented.

As of August 31, 2016, the Company in the United States had $53,115 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, and based on their evaluation no events have occurred that would require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SavDen Group Corp. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business or industry and, thus, may acquire any type of business. Although management has not restricted the geographical location of the target companies to China, management believes that it is probable that the targets evaluated will be based in China or Asia.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing periodic reports under the Securities Exchange Act of 1934, as amended, and

(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

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

The following table provides selected financial data about our company for the period ended August 31, 2016 and the year ended May 31, 2016:

Balance Sheet Date	August 31, 2016	May 31, 2016

Cash	$-	$-
Prepaid Expenses	$5,833	$8,333
Total Assets	$5,833	$8,333
Total Liabilities	$28,148	$14,900
Stockholders' Equity (Deficit)	$(22,315)	$(6,567)

For the three months ended August 31, 2016 and 2015:

The Company did not generate any revenues during the three months ended August 31, 2016 and 2015.

During the three months ended August 31, 2016, we incurred general and administrative expenses of $15,748 compared to $3,351 incurred during the three months ended August 31, 2015. The increase in operating expenses was primarily due to the increased need for professional services during the period ended August 31, 2016.

For the three months ended August 31, 2016, the Company had net loss of $15,748, as compared to a net loss of $3,351 for the period ended August 31, 2015.

Liquidity and Capital Resources

As of August 31, 2016, the Company had total assets of $5,833 comprised exclusively of prepaid expenses. Total assets as of May 31,2016 was $8,333, which was comprised entirely of prepaid expenses. The Company's liabilities as of August 31, 2016 were $28,148, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $14,900 as of May 31, 2016, which was comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended August 31, 2016 and 2015.

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015
Net Cash (Used in) Provided by Operating Activities	$(6,306)	$(851)
Net Cash (Used in) Investing Activities		(1,700)
Net Cash Provided by Financing Activities	6,306	5,000
Net decrease in cash and cash equivalents	$-	$2,449

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2016, net cash flows used in operating activities were $6,306 consisting primarily of a net loss of $15,748 and increase of accrued expenses of $6,942. Net cash flows used in operating activities was $851 for the three months ended August 31, 2015 consisting of a net loss of $3,351 and increase of other payable of $2,500.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the three months ended August 31, 2016.

During the three months ended August 31, 2015, net cash used in investing activities was $1,700, which was contributed solely by the purchase of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three months August 31, 2016 net cash provided by financing activities was $6,306 for the amount due to shareholder. For the three months August 31, 2015, net cash provided by financing activities was $5,000 from proceeds from the issuance of common stock.

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern unless we are able to effect our business plan and raise funds necessary to continue operations. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There can be no assurance that we will be able to continue as a going concern, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies and Estimates

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, CHAN Wai Lun, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2016. Based on this evaluation, Mr. CHAN Wai Lun concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Chan’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of May 31, 2016 based on the material weaknesses described below:

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

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will occur and will increase the possibility that such a misstatement will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company when we expect to have sufficient resources so that a majority of the Board will consist of independent Board members and the number of personnel performing key functions in the Company can be increased so that duties can be better segregated. There can be no assurance that we will have sufficient resources to accomplish these goals.

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

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Subsequent to the change in control that occurred in May 2016, our sole officer and director considered our disclosure controls and procedures, and concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent Board of Directors or audit committee or adequate segregation of duties since there is a single officer and director. Further, we have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

Mr. DONG Yingzhi, our sole officer and director, considered our internal controls and procedures, in connection with this Report on Form 10-Q, and concluded that we continue to have material weaknesses in our internal control over financial reporting because we do not have an independent Board of Directors or audit committee or adequate segregation of duties since there is a single officer and director. Further, we have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company when we expect to have sufficient resources so that a majority of the Board will consist of independent Board members and the number of personnel performing key functions in the Company can be increased so that duties can be better segregated. There can be no assurance that we will have sufficient resources to accomplish these goals.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer or any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this Report:

EXHIBIT NO.	DESCRIPTION
31.1	Certificate of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 17, 2016	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
	Name:	DONG Yingzhi
	Title:	Principal Executive Officer and Principal Financial Officer

