Form 10-Q
period 2016-11-30
SavDen Group Corp.
filed 2017-01-17
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of November 30, 2016.

SAVDEN GROUP CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on September 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending May 31, 2017.

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2016

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$3,333	$8,333

TOTAL ASSETS	$3,333	$8,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$30,133	$14,900
Due to shareholder	6,306	-
TOTAL LIABILITIES	36,439	14,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000, shares issued and outstanding at November 30, 2016 and May 31, 2016	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(63,906)	(37,367)
Total stockholders’ deficit	(33,106)	(6,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,333	$8,333

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended November 30,	For the three months ended November 30,	For the six months ended November 30,	For the six months ended November 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	10,791	1,091	26,539	4,442
Total Expenses	10,791	1,091	26,539	4,442

Loss from operations	(10,791)	(1,091)	(26,539)	(4,442)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(10,791)	(1,091)	(26,539)	(4,442)

Provision for income taxes	-	-	-	-

Net loss	$(10,791)	$(1,091)	$(26,539)	$(4,442)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	629,000,000	503,989,000	629,000,000	493,786,900

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the six months ended	For the six months ended
	November 30,	November 30,
	2016	2015

Cash flows from operating activities:
Net Loss	$(26,539)	$(4,442)
Adjustments to reconcile net income to net cash provided by operating activities:
Other payable	-	2,755
Prepaid expense	5,000	-
Accrued expense	15,233	-
Net cash used in operating activities	(6,306)	(1,687)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(1,700)
Net cash used in investing activities	-	(1,700)

Cash flows from financing activities:
Due to shareholder	6,306
Proceeds from issuance of shares	-	8,500
Net cash provided by financing activities	6,306	8,500

Net (decrease) increase in cash and cash equivalents	-	5,113

Cash and cash equivalents, beginning balance	-	220

Cash and cash equivalents, ending balance	$-	$5,333

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

November 30, 2016

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC, and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is May 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended May 31, 2016.

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

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to USD$65,000 in Hong Kong insured institutions. At May 31, 2016 the Company’s bank deposits did not exceed the insured amounts.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at November 30, 2016 and May 31, 2016.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”). ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 30, 2016.

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

Recently Issued Accounting Principles

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company has evaluated the effect on the Company’s consolidated financial statements and related disclosures and concluded that the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Except for the ASUs above, in the period from May 31, 2016 to November 30, 2016, the FASB has issued ASU No. 2016-01 through ASU 2016-13, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2016 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $63,906 and cash used in operating activities of $6,306 for the six months ended at November 30, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

The prepaid expense was the annual fee payment for the OTC Market. The amount was $3,333 and $8,333 as of November 30, 2016 and May 31, 2016, respectively.

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

As of November 30 2016, and May 31, 2016, the amount due to shareholder was $6,306 and zero, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

NOTE 6 – EQUITY

On June 6, 2015, 5,000,000 (500,000,000 on a post-split basis) common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

During the period from January 2015 to April 2016, the Company issued 1,290,000 (129,000,000) shares at a price of $0.02 for total proceeds of $25,800.

On May 20, 2016, the Board of Directors of the Company approved resolutions to: (i) increase the authorized number of shares of common stock from 75,000,000 shares of $0.001 par value common stock to 1,000,000,000 shares of $0.001 par value common stock (“Increase in Authorized”), and (ii) effect a 100:1 forward split of the Company’s authorized, issued and outstanding shares of common stock at the later of such time as the directors should determine to make it effective or one day after the Amendment to increase the number of the Company’s authorized shares is filed with the Nevada Secretary of State (“Forward Stock Split”). The Increase in Authorized and the Forward Stock Split shall be sometimes referred to collectively as the “Amendments”. On that same date, shareholders of the Company holding 79% of the Company’s issued and outstanding shares of common stock signed consent resolutions approving the Amendments.

On June 24, 2016, the Company filed an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to increase the authorized shares of the Company’s common stock. On June 24, 2016, the Company filed a Certificate of Change with the Nevada Secretary of State to provide notice of the 100:1 forward split of the Company’s common stock. The Forward Stock Split became effective on August 10, 2016. As a result of the Forward Stock Split, the number of the Company’s issued and outstanding shares of common stock was increased from 6,290,000 to 629,000,000.

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

As of November 30, 2016, the Company in the United States had $63,906 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, and based on their evaluation no events have occurred that would require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SavDen Group Corp. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

The following table provides selected financial data about our company for the period ended November 30, 2016 and the year ended May 31, 2016:

Balance Sheet Date	November 30, 2016	May 31, 2016

Cash	$-	$-
Prepaid Expenses	$3,333	$8,333
Total Assets	$3,333	$8,333
Total Liabilities	$36,439	$14,900
Stockholders’ Equity (Deficit)	$(33,106)	$(6,567)

For the three months ended November 30, 2016 and 2015:

The Company did not generate any revenues during the three months ended November 30, 2016 and 2015.

During the three months ended November 30, 2016, we incurred general and administrative expenses of $10,791 compared to $1,091 incurred during the three months ended November 30, 2015. The increase in operating expenses was primarily due to the increased need for professional services during the period ended November 30, 2016.

For the three months ended November 30, 2016, the Company had net loss of $10,791, as compared to a net loss of $1,091 for the period ended November 30, 2015.

For the six months ended November 30, 2016 and 2015:

The Company did not generate any revenues during the six months ended November 30, 2016 and 2015.

During the six months ended November 30, 2016, we incurred general and administrative expenses of $26,539 compared to $4,442 incurred during the six months ended November 30, 2015. The increase in operating expenses was primarily due to the increased need for professional services during the period ended November 30, 2016.

For the six months ended November 30, 2016, the Company had net loss of $26,539, as compared to a net loss of $4,442 for the period ended November 30, 2015.

Liquidity and Capital Resources

As of November 30, 2016, the Company had total assets of $3,333 comprised exclusively of prepaid expenses. Total assets as of May 31,2016 was $8,333, which was comprised entirely of prepaid expenses. The Company’s liabilities as of November 30, 2016 were $36,439, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $14,900 as of May 31, 2016, which was comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended November 30, 2016 and 2015.

	Six Months Ended November 30, 2016	Six Months Ended November 30, 2015
Net Cash (Used in) Provided by Operating Activities	$(6,306)	$(1,687)
Net Cash (Used in) Investing Activities		(1,700)
Net Cash Provided by Financing Activities	6,306	8,500
Net increase in cash and cash equivalents	$-	$5,113

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2016, net cash flows used in operating activities were $6,306 consisting primarily of a net loss of $26,539 and increase of accrued expenses of $15,233. Net cash flows used in operating activities was $1,687 for the six months ended November 30, 2015 consisting of a net loss of $4,442 and increase of other payable of 2,755.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the six months ended November 30, 2016.

During the six months ended November 30, 2015, net cash used in investing activities was $1,700, which was contributed solely by the purchase of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six months November 30, 2016 net cash provided by financing activities was $6,306 for the amount due to shareholder. For the six months November 30, 2015, net cash provided by financing activities was $8,500 from proceeds from the issuance of common stock.

Going Concern Consideration

There is substantial doubt about our ability to continue as a going concern unless we are able to effect our business plan and raise funds necessary to continue operations. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There can be no assurance that we will be able to continue as a going concern, and the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, CHAN Wai Lun, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2016. Based on this evaluation, Mr. CHAN Wai Lun concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Chan’s assessment, he concluded that there were material weaknesses in its internal control over financial reporting as of May 31, 2016 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Evaluation of Internal Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting at May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management concluded that, as of May 31, 2016, the Company’s internal control over financial reporting was not effective.

Subsequent to the change in control that occurred in May 2016, our sole officer and director considered our disclosure controls and procedures, and concluded that the Company’s disclosure controls and procedures for the fiscal year ended May 31, 2016 were ineffective.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II – OTHER INFORMATION

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

Dated: January 17, 2017	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
	Name:	DONG Yingzhi
	Title:	Principal Executive Officer and Principal Financial Officer

