Form 10-Q
period 2017-02-28
SavDen Group Corp.
filed 2017-04-14
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of March 31, 2017.

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

February 28, 2017

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$833	$8,333

TOTAL ASSETS	$833	$8,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$34,049	$14,900
Due to shareholder	10,010	-
TOTAL LIABILITIES	44,059	14,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000, shares issued and outstanding at February 28, 2017 and May 31, 2016	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(74,036)	(37,367)
Total stockholders’ deficit	(43,226)	(6,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$833	$8,333

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended February 28,	For the three months ended February 29,	For the nine months ended February 28,	For the nine months ended February 29,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	10,120	7,680	36,659	12,122
Total Expenses	10,120	7,680	36,659	12,122

Loss from operations	(10,120)	(7,680)	(36,659)	(12,122)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	5,000	-	5,000
Total other income	-	-	-	-

Loss before provision for income taxes	(10,120)	(2,680)	(36,659)	(7,122)

Provision for income taxes	-	-	-	-

Net loss	$(10,120)	$(2,680)	$(36,659)	$(7,122)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	629,000,000	571,653,800	629,000,000	519,647,800

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the nine months ended	For the nine months ended
	February 28.	February 29,
	2017	2016

Cash flows from operating activities:
Net Loss	$(36,659)	$(7,122)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	-	397
Prepaid expense	7,500	-
Accrued expense	19,149	-
Net cash used in operating activities	(10,010)	(6,725)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(1,700)
Net cash used in investing activities	-	(1,700)

Cash flows from financing activities:
Due to shareholder	10,010
Proceeds from issuance of shares	-	30,800
Net cash provided by financing activities	10,010	30,800

Net (decrease) increase in cash and cash equivalents	-	22,375

Cash and cash equivalents, beginning balance	-	220

Cash and cash equivalents, ending balance	$-	$22,595

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

February 28, 2017

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at February 28, 2017 and May 31, 2016.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 28, 2017.

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

Except for the ASUs above, in the period from May 31, 2016 to February 28, 2017, the FASB has issued ASU No. 2016-01 through ASU 2017-08, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $74,026 and cash used in operating activities of $10,010 for the nine months ended at February 28, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

The prepaid expense was the annual fee payment for the OTC Market. The amount was $833 and $8,333 as of February 28, 2017 and May 31, 2016, respectively.

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

As of February 28, 2017, and May 31, 2016, the amount due to shareholder was $10,010and zero, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of February 28, 2017, the Company in the United States had $74,026 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The following table provides selected financial data about our company for the period ended February 28, 2017 and the year ended May 31, 2016:

Balance Sheet Date	February 28, 2017	May 31, 2016

Cash	$-	$-
Prepaid Expenses	$833	$8,333
Total Assets	$833	$8,333
Total Liabilities	$44,059	$14,900
Stockholders’ Deficit	$(43,226)	$(6,567)

For the three months ended February 28, 2017 and February 29, 2016:

The Company did not generate any revenues during the three months ended February 28, 2017 and February 29, 2016.

During the three months ended February 28, 2017, we incurred general and administrative expenses of $10,120 compared to $7,680 incurred during the three months ended and February 29, 2016. The increase in operating expenses was primarily due to the increased need for professional services during the period ended February 28, 2017.

For the three months ended February 28, 2017, the Company had net loss of $10,120, as compared to a net loss of $2,680 for the period ended February 29, 2016.

For the nine months ended February 28, 2017 and February 29, 2016:

The Company did not generate any revenues during the six months ended February 28, 2017 and February 29, 2016.

During the nine months ended February 28, 2017, we incurred general and administrative expenses of $36,659 compared to $12,122 incurred during the six months ended February 29, 2016. The increase in operating expenses was primarily due to the increased need for professional services during the period ended February 28, 2017.

For the nine months ended February 28, 2017, the Company had net loss of $36,659, as compared to a net loss of $7,122for the period ended February 29, 2016.

Liquidity and Capital Resources

As of February 28, 2017, the Company had total assets of $833 comprised exclusively of prepaid expenses. Total assets as of May 31, 2016 was $8,333, which was comprised entirely of prepaid expenses. The Company’s liabilities as of February 28, 2017were $44,059, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $14,900 as of May 31, 2016, which was comprised of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended February 28, 2017 and February 29, 2016.

	Nine Months Ended February 28, 2017	Nine Months Ended February 29, 2016
Net Cash (Used in) Provided by Operating Activities	$(10,010)	$(6,725)
Net Cash (Used in) Investing Activities		(1,700)
Net Cash Provided by Financing Activities	10,010	30,800
Net increase in cash and cash equivalents	$-	$22,375

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2017, net cash flows used in operating activities were $10,010 consisting primarily of a net loss of $36,659 and increase of accrued expenses of $19,148 and decrease of prepaid expense of 7,500. Net cash flows used in operating activities was $6,725 for the nine months ended February 29, 2016 primarily consisting of a net loss of $7,122.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the nine months ended February 28, 2017.

During the nine months ended February 29, 2016, net cash used in investing activities was $1,700, which was contributed solely by the purchase of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine months February 28, 2017 net cash provided by financing activities was $10,010 for the amount due to shareholder. For the nine months February 29, 2016, net cash provided by financing activities was $30,800 from proceeds from the issuance of common stock.

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

Based on Mr. Chan’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of February 28, 2017 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of February 28, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this Report:

EXHIBIT NO.	DESCRIPTION
31.1	Certificate of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)

32.1	Certificate of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)

101.INS	XBRL Instance Document(*)

101.SCH	XBRL Taxonomy Extension Schema Document(*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(*)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2017	SAVDEN GROUP CORP.

	By:	/s/ DONG Yinzhi
	Name:	DONG Yinzhi
	Title:	Principal Executive Officer and Principal Financial Officer

