Form 10-K
period 2017-05-31
SavDen Group Corp.
filed 2017-09-13
CIK 1626078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-205121

SAVDEN GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1748334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1005, 10th Floor, Tower A, New Mandarin Plaza

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The aggregate market value of common stock held by non-affiliates of the registrant on November 30, 2016, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, November 30, 2016.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

There were 629,000,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of August 31, 2017.

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

SavDen Group Corp. (“we,” “us,” “our,” the “Company” or the “Registrant”) was incorporated in the State of Nevada on October 2, 2014 and maintains its principal executive offices at 1005, 10th Floor, Tower A, New Mandarin Plaza, Tsimshatsui, Kowloon, Hong Kong. The Company was formed to engage in the business of providing a business planning service to small and medium-sized companies.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  However, due to the share ownership of management, even if stockholder approval is required, management will also control the shareholder vote.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies may arise. If we and any other blank check companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

While seeking a business combination, management anticipates devoting very limited time to the Company’s affairs. We have not entered into a written employment agreement with management and they are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Our Articles of Incorporation authorizes the issuance of a maximum of 1,000,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval, and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

The forward-looking statements contained in this annual report are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

The audit report included in this Annual Report was prepared by auditors who may not be inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection

The independent registered public accounting firm that issues the audit reports included in our financial reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong, SAR, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Peoples’ Republic of China (PRC) authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside PRC have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in PRC prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of PRC that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not “listed” on a publicly-traded market; however, the Common Stock is eligible for quotation on the OTC Pink market under the symbol SVDN. As of August 31, 2017, there were approximately 32 holders of record of the Common Stock and an aggregate of 629,000,000 shares of Common Stock outstanding. The Company sold 1,290,000 shares of its Common Stock under its registration statement on Form S-1 (129,000,000 shares after the 100:1 stock split effected by the Company as of August 26, 2016), and management believes that all of those shares are unrestricted and free trading.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during the fiscal year ended May 31, 2017.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statement Notice

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K.

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company (referred to herein as “we,” “us,” “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving its ability to identify a target candidate, to negotiate the terms of the acquisition of the target candidate and then to consummate the acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business or industry or and, thus, may acquire any type of business. Although management has not restricted the geographical location of the target companies to China, management believes that it is probable that the targets operations will be based in China or Asia.

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

For the fiscal years ended May 31, 2017 and 2016

Revenues

The Company did not generate any revenues during the fiscal years ended May 31, 2017 and May 31, 2016.

Total operating expenses

During the year ended May 31, 2017, we incurred general and administrative expenses of $53,109 compared to $44,521 incurred during the year ended May 31, 2016. General and administrative expenses incurred during the year ended May 31, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs. The increase in operating expenses was primarily due to the increased need for professional services during the year ended May 31, 2017.

Other Income

During the year ended May 31, 2017, we received zero other income, compared to $7,739 during the year ended May 31, 2016. Other income was comprised of $8,191 from a settlement with former shareholders offset by interest expense and bank charges of $452 during the prior year and there was none during the current year.

Net loss

For the fiscal year ended May 31, 2017, the Company had net loss of $53,109, as compared to a net loss of $36,782 for the fiscal year ended May 31, 2016.

Liquidity and Capital Resources

As of May 31, 2017, the Company had zero total assets. This compares with total assets of $8,333 as of May 31, 2016, which was comprised entirely of prepaid expenses. The Company’s liabilities as of May 31, 2017 were $59,676, which was comprised of accrued expenses and due to shareholder.  This compares with total liabilities of $14,900, comprised of accrued expenses as of May 31, 2016. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended May 31, 2017, and 2016.

	Year ended May 31, 2017	Year ended May 31, 2016
Net Cash (Used in) Operating Activities	$(32,559)	$(29,320)
Net Cash (Used in) Investing Activities	-	(1,700)
Net Cash Provided by Financing Activities	32,559	30,800
Net decrease in cash and cash equivalents	$-	$(220)

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2017, net cash flows used in operating activities were $32,559 consisting primarily of a net loss of $53,109 and increase of accrued expenses of $12,217 and decrease of prepaid expense of $8,333. During the fiscal year ended May 31, 2016, net cash flows used in operating activities were $29,320 consisting primarily of a net loss of $36,782 and prepaid expenses of $8,333.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the fiscal year ended May 31, 2017.

During the year ended May 31, 2016, net cash used in investing activities was $1,700, which was contributed solely by the purchase of fixed assets.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the fiscal year ended May 31, 2017, net cash provided by financing activities was $32,559 for the amount due to shareholder. For the fiscal year ended May 31, 2016, net cash provided by financing activities was $30,800 from proceeds from the issuance of Common Stock.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $53,109 for the fiscal year ended May 31, 2017. In addition, the Company had both a working deficit and a stockholders’ deficit of $59,676 at May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and have a limited operating history. There are no assurances that we will be able to either generate sufficient funds from the operations of a target company that we acquire or obtain additional financing through either private placements and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Off-Balance Sheet Arrangements

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

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Savden Group Corp. ("the Company") as of May 31, 2017 and 2016 and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended May 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savden Group Corp. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a significant accumulated deficit and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited (former named as DCAW (CPA) Limited)

Certified Public Accountants

September 13, 2017

Hong Kong SAR

SAVDEN GROUP CORP.

BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	As of May 31, 2017	As of May 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Prepaid expenses	-	8,333

TOTAL ASSETS	$-	$8,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$27,117	$14,900
Due to shareholder	32,559	-
TOTAL LIABILITIES	59,676	14,900

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at May 31, 2017 and 2016, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(90,476)	(37,367)
Total stockholders’ deficit	(59,676)	(6,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$8,333

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

	For the Year Ended May 31,	For the Year Ended May 31,
	2017	2016
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	53,109	44,521
Total Expenses	53,109	44,521

Loss from operations	(53,109)	(44,521)

Other income (expense):
Interest expense	-	(452)
Other income	-	8,191
Total other income	-	7,739

Loss before provision for income taxes	(53,109)	(36,782)

Provision for income taxes	-	-

Net loss	$(53,109)	$(36,782)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	629,000,000	550,459,016

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2015	-	-	-	(585)	(585)

Common shares issued to sole officer	500,000,000	500,000	(495,000)	-	5,000

Common shares issued	129,000,000	129,000	(103,200)	-	25,800

Net loss	-	-	-	(36,782)	(36,782)

Balance, May 31, 2016	629,000,000	629,000	(598,200)	(37,367)	(6,567)

Net loss	-	-	-	(53,109)	(53,109)

Balance, May 31, 2017	629,000,000	629,000	(598,200)	(90,476)	(59,676)

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF CASH FLOW

(Stated in US Dollars)

	For the Year Ended	For the Year Ended
	May 31, 2017	May 31, 2016

Cash flows from operating activities:
Net Loss	$(53,109)	$(36,782)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	539
Loss on disposal of fixed assets	-	1,161
Changes in operating assets and liabilities:
(Increase) Decrease in Notes Payable	-	(805)
Prepaid expense	8,333	(8,333)
Accrued expense	12,217	14,900
Net cash used in operating activities	(32,559)	(29,320)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(1,700)
Net cash used in investing activities	-	(1,700)

Cash flows from financing activities:
Due to shareholder	32,559	-
Proceeds from issuance of shares	-	30,800
Net cash provided by financing activities	32,559	30,800

Net (decrease) increase in cash and cash equivalents	-	(220)

Cash and cash equivalents, beginning balance	-	220

Cash and cash equivalents, ending balance	$-	$-

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

Notes to the Financial Statements

May 31, 2017

(Stated in US Dollars)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

SavDen Group Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on October 2, 2014. Our business office is located at 1005, 10th Floor, Tower A, New Mandarin Plaza, Tsimshatsui, Kowloon, Hong Kong. The Company was formed to engage in the business of providing a business planning service to small and medium-sized companies; however, management of the Company has abandoned that business plan and determined to seek a possible business combination. The current business purpose of the Company is to seek the acquisition of, or merger with, an existing company. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

On April 20, 2016, Denis Savinskii (the “Seller” or “Savinskii”) entered into a Stock Purchase Agreement with Kimho Consultants Co. Limited, a Hong Kong limited company that is 100% owned and controlled by Kimberly Leung (“Purchaser” or “Kimho”), pursuant to which the Seller sold to the Purchaser an aggregate of 5,000,000 shares (“Shares”) of SavDen Group Corp. common stock, representing approximately 79.5% of the total issued and outstanding shares of common stock, for total consideration of US$381,300, including $356,300 for the purchase of the Shares and reimbursement of Seller’s transaction expenses equal to $25,000. The source of the purchase price was working capital of the Purchaser. We refer to the transaction consummated under the Stock Purchase Agreement as the “Transaction.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”).

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

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2017 the Company’s bank deposits did not exceed the insured amounts.

Earnings (loss) per Share

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

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method from the time the assets are placed in service. Estimated useful lives are as follows, taking into account the assets’ estimated residual value:

The estimated useful life of a computer is 3 years.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 31, 2017.

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

Recently Issued Accounting Principles

Recent accounting pronouncements

Revenue Recognition: In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method). We are currently assessing the impact to our consolidated financial statements, and have not yet selected a transition approach.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. Management is evaluating the effect, if any, on the Company’s financial position, results of operations or cash flows.

Going Concern Uncertainties: In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have material impact on our consolidated financial position and results of operations.

Leases: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main objective is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for (1) public business entities, (2) not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and (3) employee benefit plans that file financial statements with the SEC. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2010. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-02 to have material impact on its financial position, results of operations or cash flows.

Stock-based Compensation: In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also requires the Company to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.

Statement of Cash Flows: In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which require that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. Adoption of this ASU is applied using a retrospective approach. As a result, the Company will no longer present transfers between cash and cash equivalents and restricted cash in the consolidated cash flow statements.

Business Combination: In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for us in the first quarter of 2018 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

Stock-based Compensation:   In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock compensation (Topic 718): Scope of modification accounting” (“ASU 2017-09”). The purpose of the amendment is to clarify which changes to the terms or condition of a share-based payment award require an entity to apply modification accounting. For all entities that offer share based payment awards, ASU 2017-09 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of ASU 2017-09 on its condensed consolidated financial statements.

Except for the ASU above, in the period from January 1, 2017 to August 29 2017, the FASB has issued ASU No. 2017-01 through ASU 2017-012, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $90,476 and a current year loss of $53,109, a negative working capital of $59,676 and cash used in operating activities of $32,559 for the year ended at May 31, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 – RELATED PARTIES TRANSACTION

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

As of May 31, 2017 and 2016, the amount due to shareholder was $32,559 and zero, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

NOTE 5 – EQUITY

On June 6, 2015, 5,000,000 common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

During the period from June 2015 to April 2016, the Company issued 1,290,000 shares at a price of $0.02 for total proceeds of $25,800.

On May 20, 2016, the Board of Directors of the Company approved resolutions to: (i) increase the authorized number of shares of common stock from 75,000,000 shares of $0.001 par value common stock to 1,000,000,000 shares of $0.001 par value common stock (“Increase in Authorized”), and (ii) effect a 100:1 forward split of the Corporation’s authorized, issued and outstanding shares of common stock at the later of such time as the Directors should determine to make it effective or one day after the Amendment to increase the number of the Corporation’s authorized shares is filed with the Nevada Secretary of State (“Forward Stock Split”). The Increase in Authorized and the Forward Stock Split shall be sometimes referred to collectively as the “Amendments”. On that same date, shareholders of the Corporation holding 79% of the Corporation’s issued and outstanding shares of common stock signed consent resolutions approving the Amendments.

On June 24, 2016, the Company filed an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to increase the authorized shares of the Company’s common stock. On June 24, 2016, the Company filed a Certificate of Change with the Nevada Secretary of State to provide notice of the 100:1 forward split of the Company’s common stock. The Board of Directors set the effective date of the Forward Stock Split to be at least 10 business days after approval was received from the Financial Industry Authority (“Effective Date”).

The Forward Stock Split became effective on August 10, 2016. As a result of the Forward Stock Split, the number of the Company’s issued and outstanding shares of common stock was increased from 6,290,000 to 629,000,000.

As at May 31, 2017, 629,000,000 shares of common stock were issued and outstanding.

NOTE 6 – INCOME TAX

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

As of May 31, 2017, the Company in the United States had $90,476 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the near future. Therefore, the Company has provided a full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

NOTE 7 – SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of May 31, 2017 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at May 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of May 31, 2017, our internal control over financial reporting was not effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
DONG Yingzhi	40	President, Secretary, Treasurer, Chief Financial Officer and Director

Mr. DONG, age 40, has approximately 20 years of experience in banking and finance. He is currently the Chairman of the Board of Baishan Jiangyuan Countryside Commercial Bank in Baishan, Jilin Province, China. Mr. DONG began his banking career with Dalian Bank as an accountant, and served in several different positions with that bank during the 16 years he was employed at that bank. His last position before joining Baishan Jiangyuan Countryside Commercial Bank was as an Assistant to the President with responsibility for all primary bank services in Dalian Bank Beijing Branch. Mr. DONG received his bachelor’s degree from Northeast University of Financial and Economics in accounting in 2000, and in 2006 received a Master’s degree in public management from that same university.

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

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended May 31, 2017, 2016 and 2015.

Name and Position	Year	Salary	Option Awards	All Other Compensation	Total
DONG Yingzhi, President, Secretary, Treasurer, CFO, Director	2017 2016(1)	None None	None None	None None	None None
CHAN Wai Lun, President, Secretary, Treasurer, CFO, Director	2016(2)	None	None	None	None
Denis Savinski, President, Secretary, Treasurer, CFO, Director	2015 / 2016(3)	None	None	None	None

(1) Mr. Dong has served as the sole officer and director of the Company since September 2016.

(2) Mr. Chan served as sole officer and director of the Company from April 2016 until September 2016.

(3) Mr. Savinski served as sole officer and director of the Company from October 2014 (inception) until April 2016.

The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

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

As of May 31, 2017 and 2016, the amount due to shareholder was $32,559 and zero, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Centurion ZD CPA Limited (“Centurion ZD”) is the Company’s independent registered public accounting firm. Centurion ZD changed its name from DCAW (CPA) Limited on September 13, 2016.

Fees billed to the Company are set forth below:

	Fiscal Year Ended May 31, 2017	Fiscal Year Ended May 31, 2016
Audit Fees	$9,500	$10,100
Audit Related Fees	$-	$-
Tax Fees	$-	$600
All Other Fees	$9,500	$17,100

As of May 31, 2017, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description
*	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on October 2, 2014
*	3.1	Bylaws
	31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2017
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	99	Current Report on Form 8-K reporting 100:1 forward stock split, filed with the Securities and Exchange Commission on August 22, 2016

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 19, 2015, and incorporated herein by this reference.
**	Filed with the Securities and Exchange Commission on August 22, 2016, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVDEN GROUP CORP.

Dated: September 13, 2017	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2017	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and sole Director

