Form 10-Q
period 2017-08-31
SavDen Group Corp.
filed 2017-10-20
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company) Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of August 31, 2017.

SAVDEN GROUP CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on September 13, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending May 31, 2018.

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2017

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	August 31, 2017	May 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$21,200	$27,117
Due to shareholder	44,376	32,559
TOTAL LIABILITIES	65,576	59,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 and 0 shares issued and outstanding at August 31, 2017 and May 31, 2017, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(96,376)	(90,476)
Total stockholders’ deficit	(65,576)	(59,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended August 31,	For the three months ended August 31,
	2017	2016
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	5,900	15,748
Total Expenses	5,900	15,748

Loss from operations	(5,900)	(15,748)

Other income (expense):
Interest expense	-	-
Other income	-	-
Total other income	-	-

Loss before provision for income taxes	(5,900)	(15,748)

Provision for income taxes	-	-

Net loss	$(5,900)	$(15,748)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding– basic and diluted	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the three months	For the three months
	ended August 31,	ended August 31,
	2017	2016

Cash flows from operating activities:
Net Loss	$(5,900)	$(15,748)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred revenue (Increase) Decrease in Notes Payable	-	-
Prepaid expense		2,500
Accrued expense	(5,917)	6,942
Net cash used in operating activities	(11,817)	(6,306)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	11,817	6,306
Net cash provided by financing activities	11,817	6,306

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

August 31, 2017

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

As a result of the change in control and upon the request of DONG, CHAN Wai Lun, the sole officer and director of the Company, resigned from his positions as President, Secretary, Treasurer and Chief Financial Officer also resigned from his position as the sole director of the Company effective at 12:00 AM (China time) on September 1, 2016. In his capacity as a director, Mr. CHAN elected DONG to the Board of Directors prior to the effective time of his resignation and elected DONG as the Company’s President and Chief Executive Officer, Secretary, Chief Financial Officer and Treasurer to take effect immediately following his resignation as an officer of the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended May 31, 2017.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at August 31, 2017 and May 31, 2017.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 31, 2017.

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”(“ASU 2016-13”). The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Except for the ASUs above, in the period from May 31, 2017 to August 31, 2017, the FASB has issued ASU No. through ASU 2017-13, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net loss $5,900 and a cumulative net loss of $96,376 and cash used in operating activities of $11,817 for the three months ended at August 31, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 – PREPAID EXPENSES

The prepaid expense was the annual fee payment for the OTC Market. The amount was zero as of both August 31, 2017 and May 31, 2017.

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

As of August 31, 2017, and May 31, 2017, the amount due to shareholder was $44,376 and $32,559, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of August 31, 2017, the Company in the United States had $96,376 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service or is an established business which may be experiencing financial or operating difficulties and needs additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense and loss of voting control which may occur in a public offering.

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

The following table provides selected financial data about our company for the period ended August 31, 2017 and the year ended May 31, 2017:

Balance Sheet Date	August 31, 2017	May 31, 2017

Cash	$-	$-
Prepaid Expenses	$-	$-
Total Assets	$-	$-
Total Liabilities	$65,576	$59,676
Stockholders’ Equity (Deficit)	$(65,576)	$(59,676)

For the three months ended August 31, 2017 and 2016:

The Company did not generate any revenues during the three months ended August 31, 2017 and 2016.

During the three months ended August 31, 2017, we incurred general and administrative expenses of $5,900 compared to $15,748 incurred during the three months ended August 31, 2016. The decrease in operating expenses was primarily due to the decreased need for professional services during the period ended August 31, 2017.

For the three months ended August 31, 2017, the Company had net loss of $5,900, as compared to a net loss of $15,748 for the period ended August 31, 2016.

Liquidity and Capital Resources

As of August 31, 2017, the Company had total assets of $0. Total assets as of May 31, 2017 was $0. The Company’s liabilities as of August 31, 2017 were $65,576, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $59,676 as of May 31, 2016, which was comprised of accrued expenses and due to shareholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended August 31, 2017 and 2016.

	Three Months Ended August 31, 2017	Three Months Ended August 31, 2016
Net Cash (Used in) Operating Activities	$(11,817)	$(6,306)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	11,817	6,306
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2017, net cash flows used in operating activities were $11,817 consisting primarily of a net loss of $5,900 and decrease of accrued expenses of $5,917. Net cash flows used in operating activities was $6,306 for the three months ended August 31, 2016 consisting of a net loss of $15,748 and decrease of prepaid expenses of $2,500 and increase of accrued expenses of $6,942

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the three months ended August 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three months August 31, 2017 net cash provided by financing activities was $11,817 for the amount due to shareholder. For the three months August 31, 2016, net cash provided by financing activities was $6,306 from proceeds from the shareholder.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, CHAN Wai Lun, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2017. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of May 31, 2017 based on the material weaknesses described below:

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

Dated: October 20, 2017	SAVDEN GROUP CORP.

	By:	/s/ DONG Yinzhi
		Name:	DONG Yinzhi
		Title:	Principal Executive Officer and Principal Financial Officer

