Form 10-Q
period 2017-11-30
SavDen Group Corp.
filed 2018-01-16
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of November 30, 2017.

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2017

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	November 30, 2017	May 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$21,251	$27,117
Due to shareholder	52,376	32,559
TOTAL LIABILITIES	73,627	59,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at November 30, 2017 and May 31, 2017, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(104,427)	(90,476)
Total stockholders’ deficit	(73,627)	(59,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended November 30,	For the three months ended November 30,	For the six months ended November 30,	For the six months ended November 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	8,051	10,791	13,951	26,539
Total Expenses	8,051	10,791	13,951	26,539

Loss from operations	(8,051)	(10,791)	(13,951)	(26,539)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(8,051)	(10,791)	(13,951)	(26,539)

Provision for income taxes	-	-	-	-

Net loss	$(8,051)	$(10,791)	$(13,951)	$(26,539)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –basic and diluted	629,000,000	629,000,000	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the six months	For the six months
	ended November 30,	ended November 30,
	2017	2016

Cash flows from operating activities:
Net Loss	$(13,951)	$(26,539)
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid expense	-	5,000
Accrued expense	(5,866)	15,233
Net cash used in operating activities	(19,817)	(6,306)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	19,817	6,306
Net cash provided by financing activities	19,817	6,306

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

November 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its quarterly financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended May 31, 2017 in the Form 10-K filed with the SEC.

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

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of six months or less to be cash equivalents.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2017 and May 31, 2017, the Company’s bank deposits did not exceed the insured amounts.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at November 30, 2017 and May 31, 2017.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 30, 2017.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting Standard Codification. This ASU will be effective for us beginning on May 1, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

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

Except for the ASUs referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017, in the period from January 1, 2017 to November 30, 2017, the FASB has not issued any ASUs which are expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2017 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $13,951 and cash used in operating activities of $19,817 for the six months ended at November 30, 2017. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2017, and May 31, 2017, the amount due to shareholder was $52,376 and $32,559, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

NOTE 5 –EQUITY

On June 6, 2015, 5,000,000 (500,000,000 on a post-split basis) common shares at a price of $0.001 per share for total net proceeds of $5,000 were issued to the Company’s sole officer and director.

During the period from January 2015 to April 2016, the Company issued 1,290,000 (129,000,000) shares at a price of $0.02 for total proceeds of $25,800.

On May 20, 2016, the Board of Directors of the Company approved resolutions to: (i) increase the authorized number of shares of common stock from 75,000,000 shares of $0.001 par value common stock to 1,000,000,000 shares of $0.001 par value common stock (“Increase in Authorized”), and (ii) effect a 100:1 forward split of the Company’s authorized, issued and outstanding shares of common stock at the later of such time as the directors should determine to make it effective or one day after the Amendment to increase the number of the Company’s authorized shares is filed with the Nevada Secretary of State (“Forward Stock Split”). The Increase in Authorized and the Forward Stock Split shall be sometimes referred to collectively as the “Amendments.” On that same date, shareholders of the Company holding 79% of the Company’s issued and outstanding shares of common stock signed consent resolutions approving the Amendments.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

As of November 30, 2017, the Company in the United States had $104,427 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

NOTE 7 - SUBSEQUENT EVENTS

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

The following table provides selected financial data about our company for the period ended November 30, 2017 and the year ended May 31, 2017:

Balance Sheet Date	November 30, 2017	May 31, 2017

Total Assets	$-	$-
Total Liabilities	$73,627	$59,676
Stockholders’ Equity (Deficit)	$(73,627)	$(59,676)

For the six months ended November 30, 2017 and 2016:

The Company did not generate any revenues during the six months ended November 30, 2017 and 2016.

During the six months ended November 30, 2017, we incurred general and administrative expenses of $13,951 compared to $26,539 incurred during the six months ended November 30, 2016. The decrease in operating expenses was primarily due to the decrease in need for professional services during the period ended November 30, 2017.

For the six months ended November 30, 2017, the Company had a net loss of $13,951, as compared to a net loss of $26,539 for the period ended November 30, 2016.

For the three months ended November 30, 2017 and 2016:

The Company did not generate any revenues during the three months ended November 30, 2017 and 2016.

During the three months ended November 30, 2017, we incurred general and administrative expenses of $8,051 compared to $10,791 incurred during the three months ended November 30, 2016. The decrease in operating expenses was primarily due to the decrease in need for professional services during the period ended November 30, 2017.

For the three months ended November 30, 2017, the Company had a net loss of $8,051, as compared to a net loss of $10,791 for the period ended November 30, 2016.

Liquidity and Capital Resources

As of November 30, 2017, the Company had total assets of $0. Total assets as of May 31, 2017 was $0. The Company’s liabilities as of November 30, 2017 were $73,627, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $59,676 as of May 31, 2017, which was comprised of accrued expenses and due to shareholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the six months ended November 30, 2017 and 2016.

	Six months Ended November 30, 2017	Six months Ended November 30, 2016
Net Cash used in Operating Activities	$(19,817)	$(6,306)
Net Cash used in Investing Activities	-	-
Net Cash provided by Financing Activities	19,817	6,306
Net decrease in cash and cash equivalents	$-	$-

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2017, net cash flows used in operating activities were $19,817 consisting primarily of a net loss of $13,951 and decrease of accrued expenses of $5,866. Net cash flows used in operating activities was $6,306 for the six months ended November 30, 2016 consisting of a net loss of $26,539, increase in prepaid expense of $5,000 and increase of accrued expense of $15,233.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the six months ended November 30, 2017 and 2016.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from shareholders. For the six months ended November 30, 2017, net cash provided by financing activities was $19,817 for the amount due to shareholder. For the six months ended November 30, 2016, net cash provided by financing activities was $6,306 from proceeds from the shareholder.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2017. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of November 30, 2017 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of November 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at November 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of November 30, 2017, our internal control over financial reporting was not effective.

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

Dated: January 16, 2018	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
		Name:	DONG Yingzhi
		Title:	Principal Executive Officer and Principal Financial Officer

