Form 10-Q
period 2018-02-28
SavDen Group Corp.
filed 2018-04-23
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of February 28, 2018.

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

February 28, 2018

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	February 28, 2018	May 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Prepaid expenses	$1,411	$-

TOTAL ASSETS	$1,411	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$22,566	$27,117
Due to shareholder	60,287	32,559
TOTAL LIABILITIES	82,853	59,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at February 28, 2018 and May 31, 2017, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(112,242)	(90,476)
Total stockholders’ deficit	(81,442)	(59,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,411	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended February 28,	For the three months ended February 28,	For the nine months ended February 28,	For the nine months ended February 28,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	7,815	10,120	21,766	36,659
Total Expenses	7,815	10,120	21,766	36,659

Loss from operations	(7,815)	(10,120)	(21,766)	(36,659)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(7,815)	(10,120)	(21,766)	(36,659)

Provision for income taxes	-	-	-	-

Net loss	$(7,815)	$(10,120)	$(21,766)	$(36,659)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –basic and diluted	629,000,000	629,000,000	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the nine months ended February 28, 2018	For the nine months ended February 28, 2017

Cash flows from operating activities:
Net Loss	$(21,766)	$(36,659)
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid expense	(1,411)	7,500
Accrued expense	(4,551)	19,149
Net cash used in operating activities	(27,728)	(10,010)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	27,728	10,010
Net cash provided by financing activities	27,728	10,010

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

February 28, 2018

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

Cash and cash equivalents

The Company had no bank account as of February 28, 2018 and May 31, 2017.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at February 28, 2018 and May 31, 2017.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 28, 2018.

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

Recently Issued Accounting Principles

Revenue Recognition and Leases

In September 2017, the FASB issued ASU 2017-13, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842). The main objective of this pronouncement is to clarify the effective date of the adoption of ASC Topic 606 and ASC Topic 842 and the definition of public business entity as stipulated in ASU 2014-09 and ASU 2016-02. ASU 2014-09 provides that a public business entity and certain other specified entities adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities are required to adopt ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. ASU 2016-12 requires that “a public business entity and certain other specified entities adopt ASC Topic 842 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020”. ASU 2017-13 clarifies that the SEC would not object certain public business entities to elect to use the non-public business entities effective dates for applying ASC 606 and ASC 842. ASU 2017-13, however, limits such election to certain public business entities that “otherwise would not meet the definition of a public business entity except for a requirement to include or inclusion of its financial statements or financial information in another entity’s filings with the SEC”. The Company elected to adopt ASC Topic 606 and ASC Topic 842 beginning March 1, 2018 and March 1, 2019, respectively.

Except for the ASU above, in the period through April 2018, the FASB has not issued any ASUs which are expected to have a material impact on the consolidated financial statements upon adoption.

Revenue Recognition and Leases

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

●	A description of the accounting policy for releasing income tax effects from AOCI;
●	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
●	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $21,766 and cash used in operating activities of $27,728 for the nine months ended at February 28, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of February 28, 2018, and May 31, 2017, the amount due to shareholder was $60,287 and $32,559, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

As of February 28, 2018, the Company in the United States had $112,242 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The following table provides selected financial data about our company for the period ended February 28, 2018 and the year ended May 31, 2017:

Balance Sheet Date	February 28, 2018	May 31, 2017

Total Assets	$1,411	$-
Total Liabilities	$82,853	$59,676
Stockholders’ Equity (Deficit)	$(81,442)	$(59,676)

For the nine months ended February 28, 2018 and 2017:

The Company did not generate any revenues during the nine months ended February 28, 2018 and 2017.

During the nine months ended February 28, 2018, we incurred general and administrative expenses of $21,766 compared to $36,659 incurred during the nine months ended February 28, 2017. The decrease in operating expenses was primarily due to the decrease in need for professional services during the period ended February 28, 2018.

For the nine months ended February 28, 2018, the Company had a net loss of $21,766, as compared to a net loss of $36,659 for the period ended February 28, 2017.

For the three months ended February 28, 2018 and 2017:

The Company did not generate any revenues during the three months ended February 28, 2018 and 2017.

During the three months ended February 28, 2018, we incurred general and administrative expenses of $7,815 compared to $10,120 incurred during the three months ended February 28, 2017. The decrease in operating expenses was primarily due to the decrease in need for professional services during the period ended February 28, 2018.

For the three months ended February 28, 2018, the Company had a net loss of $7,815, as compared to a net loss of $10,120 for the period ended February 28, 2017.

Liquidity and Capital Resources

As of February 28, 2018, the Company had total assets of $1,411. Total assets as of May 31, 2017 was $0. The Company’s liabilities as of February 28, 2018 were $82,853, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $59,676 as of May 31, 2017, which was comprised of accrued expenses and due to shareholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing and financing activities for the nine months ended February 28, 2018 and 2017.

	Nine months Ended February 28, 2018	Nine months Ended February 28, 2017
Net Cash used in Operating Activities	$(27,728)	$(10,010)
Net Cash used in Investing Activities	-	-
Net Cash provided by Financing Activities	27,728	10,010
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2018, net cash flows used in operating activities were $27,728 consisting primarily of a net loss of $21,766, increase in prepaid expense of $1,411 and decrease of accrued expenses of $4,551. Net cash flows used in operating activities was $10,010 for the nine months ended February 28, 2017 consisting of a net loss of $36,659, decrease in prepaid expense of $7,500 and increase of accrued expense of $19,149.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the nine months ended February 28, 2018 and 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from advances from shareholders. For the nine months ended February 28, 2018, net cash provided by financing activities was $27,728 for the amount due to shareholder. For the nine months ended February 28, 2017, net cash provided by financing activities was $10,010 from proceeds from the shareholder.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2018. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of February 28, 2018 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of February 28, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at February 28, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of February 28, 2018, our internal control over financial reporting was not effective.

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

Dated: April 22, 2018	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
		Name:	DONG Yingzhi
		Title:	Principal Executive Officer and Principal Financial Officer

