Form 10-K
period 2018-05-31
SavDen Group Corp.
filed 2018-09-25
CIK 1626078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant on November 30, 2017, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, November 30, 2017.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

There were 629,000,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of September 24, 2018.

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

We intend to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any business. Although management has not restricted the geographic location of the target companies to China, management believes that it is probable that the target’s operations will be based in China or Asia.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

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

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than our target. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to the financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

The audit report included in this Annual Report was prepared by auditors who may not be inspected by the Public Company Accounting Oversight Board and, as a result, you are deprived of the benefits of such inspection.

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

Inspections of other firms that the PCAOB has conducted outside PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in PRC prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in PRC makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of PRC that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

Common Stock

Our Articles of Incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not “listed” on a publicly-traded market; however, the Common Stock is eligible for quotation on the OTC Pink market under the symbol SVDN. As of August 31, 2018, there were approximately 32 holders of record of the Common Stock and an aggregate of 629,000,000 shares of Common Stock outstanding. The Company sold 1,290,000 shares of its Common Stock under its registration statement on Form S-1 (129,000,000 shares after the 100:1 stock split effected by the Company as of August 26, 2016), and management believes that all of those shares are unrestricted and free trading.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during the fiscal year ended May 31, 2018.

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

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business or industry and, thus, may acquire any business. Although management has not restricted the geographical location of the target companies to China, management believes that it is probable that the target’s operations will be based in China or Asia.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months, we anticipate incurring costs related to:

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

Results of Operations

We have not generated any revenue to date and have incurred recurring losses since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. Management asserts that these circumstances may hinder the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal years ended May 31, 2018 and 2017

Revenues

The Company did not generate any revenues during the fiscal years ended May 31, 2018 and May 31, 2017.

Total operating expenses

During the year ended May 31, 2018, we incurred general and administrative expenses of $38,552 compared to $53,109 incurred during the year ended May 31, 2017. General and administrative expenses incurred during the year ended May 31, 2018 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs. The decrease in operating expenses was primarily due to the decreased need for professional services during the year ended May 31, 2018.

Other Income

During the year ended May 31, 2018 and May 31, 2017, we received zero other income.

Net loss

For the fiscal year ended May 31, 2018, the Company had net loss of $38,552, as compared to a net loss of $53,109 for the fiscal year ended May 31, 2017.

Liquidity and Capital Resources

As of May 31, 2018 and May 31, 2017, the Company had zero total assets. The Company’s liabilities as of May 31, 2018 were $98,228, which was comprised of accrued expenses and due to shareholder.  This compares with total liabilities of $59,676, comprised of accrued expenses and due to shareholder as of May 31, 2017. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended May 31, 2018, and 2017.

	Year ended May 31, 2018	Year ended May 31, 2017
Net Cash (Used in) Operating Activities	$(43,228)	$(32,559)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	43,228	32,559
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2018, net cash flows used in operating activities were $43,228 consisting primarily of a net loss of $38,552 and decrease of accrued expenses of $4,676. During the fiscal year ended May 31, 2017, net cash flows used in operating activities were $32,559 consisting primarily of a net loss of $53,109 and increase of accrued expenses of $12,217 and decrease of prepaid expense of $8,333.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the fiscal year ended May 31, 2018 and May 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the fiscal year ended May 31, 2018, net cash provided by financing activities was $43,228 for the amount due to shareholder. For the fiscal year ended May 31, 2017, net cash provided by financing activities was $32,559 from amounts due to shareholder.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $38,552 for the fiscal year ended May 31, 2018. In addition, the Company had both a working deficit and a stockholders’ deficit of $98,228 at May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong
香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388        Fax: (852) 2122 9078

To: The board of directors and stockholders of Savden Group Corp.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savden Group Corp. and subsidiaries (the “Company”) as of May 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of two years in the period ended May 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered from losses from operation and significant accumulated deficits. The Company comes to have insufficient cash flows generated from operation and provided for development. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

We have served as the Company’s auditor since 2016.

Hong Kong, China

September 24, 2018

SAVDEN GROUP CORP.

BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	As of May 31, 2018	As of May 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$22,441	$27,117
Due to shareholder	75,787	32,559
TOTAL LIABILITIES	98,228	59,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at May 31, 2018 and 2017, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(129,028)	(90,476)
Total stockholders’ deficit	(98,228)	(59,676)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

	For the Year Ended May 31,	For the Year Ended May 31,
	2018	2017
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	38,552	53,109
Total Expenses	38,552	53,109

Loss from operations	(38,552)	(53,109)

Other income (expense):
Interest expense	-	-
Other income	-	-
Total other income	-	-

Loss before provision for income taxes	(38,552)	(53,109)

Provision for income taxes	-	-

Net loss	$(38,552)	$(53,109)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	629,000,000	629,000,000

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’ Equity
	of Shares	Stock	Capital	Deficit	(Deficit)

Balance, May 31, 2016	629,000,000	629,000	(598,200)	(37,367)	(6,567)

Net loss	-	-	-	(53,109)	(53,109)

Balance, May 31, 2017	629,000,000	629,000	(598,200)	(90,476)	(59,676)

Net loss	-	-	-	(38,552)	(38,552)

Balance, May 31, 2018	629,000,000	629,000	(598,200)	(129,028)	(98,228)

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF CASH FLOW

(Stated in US Dollars)

	For the Year Ended	For the Year Ended
	May 31, 2018	May 31, 2017

Cash flows from operating activities:
Net Loss	$(38,552)	$(53,109)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	-
Loss on disposal of fixed assets	-	-
Changes in operating assets and liabilities:
(Increase) Decrease in Notes Payable	-	-
Prepaid expense	-	8,333
Accrued expense	(4,676)	12,217
Net cash used in operating activities	(43,228)	(32,559)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	43,228	32,559
Proceeds from issuance of shares	-	-
Net cash provided by financing activities	43,228	32,559

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	$-

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

Notes to the Financial Statements

May 31, 2018

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 31, 2018.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $129,028 and a current year loss of $38,552, a negative working capital of $98,228 and cash used in operating activities of $43,228 for the year ended at May 31, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of May 31, 2018 and 2017, the amount due to shareholder was $75,787 and $32,559, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As at May 31, 2018, 629,000,000 shares of common stock were issued and outstanding.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal corporate income taxes on dividends from foreign subsidiaries; and (4) providing modification to subpart F provisions and new taxes on certain foreign earnings such as Global Intangible Low-Taxed Income (GILTI). Except for the one-time transition tax, most of these provisions go into effect starting January 1, 2018.

The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on unrepatriated earnings of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 undistributed earnings and profits (E&P) of its foreign subsidiaries, as well as the amount of foreign income taxes paid on such earnings and profits. The portion of earnings and profits comprised of cash and liquid assets is taxed at a rate of 15.5 percent and any remaining amount of earnings and profits from non-liquid assets is taxed at a rate of 8 percent.

The Company did not have any earnings incurred in foreign jurisdictions and did not have any estimated post 1986 undistributed and untaxed accumulated foreign earnings. Therefore, for the fiscal year ended May 31, 2018, the Company did not incur any toll-charge income and transition tax.

As of May 31, 2018, the Company in the United States had $129,028 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. Under the Tax Act, NOLs incurred in the years beginning after December 31, 2017 will be subject to 80 percent limitation and carryforwards indefinitely. NOLs generated in 2017 and earlier would retain twenty years and be available to offset 100 percent of taxable income subject to certain limitations.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the near future. Therefore, the Company has provided a full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of May 31, 2018, the Company has not completed its accounting for the effects of the Tax Act as additional information is needed to be obtained, prepared and analyzed in order to complete the accounting requirements under ASC Topic 740. The Company is continuing to gather additional information to more precisely evaluate and compute the potential tax liability, if any, and will monitor future guidance set forth by the Department of Treasury with regard to the Transition Tax provisions under the Act. When information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 month re-measurement period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of May 31, 2018 based on the material weaknesses described below:

●	Because the Company consists of one person who acts as the sole officer and director of the Company, there are limited controls over information processing.

●	There is inadequate segregation of duties consistent with control objectives as management is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company completes a reverse merger or business combination to determine whether improvement in segregation of duties is feasible.

●	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

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

Our management assessed the effectiveness of our internal control over financial reporting at May 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of May 31, 2018, our internal control over financial reporting was not effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position
DONG Yingzhi	41	President, Secretary, Treasurer, Chief Financial Officer and Director

Mr. DONG, age 41, has approximately 20 years of experience in banking and finance. He is currently the Chairman of the Board of Baishan Jiangyuan Countryside Commercial Bank in Baishan, Jilin Province, China. Mr. DONG began his banking career with Dalian Bank as an accountant, and served in several different positions with that bank during the 16 years he was employed at that bank. His last position before joining Baishan Jiangyuan Countryside Commercial Bank was as an Assistant to the President with responsibility for all primary bank services in Dalian Bank Beijing Branch. Mr. DONG received his bachelor’s degree from Northeast University of Financial and Economics in accounting in 2000, and in 2006 received a Master’s degree in public management from that same university.

The term of office of each director expires at our annual meeting of stockholders or when his or her successor is duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

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

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended May 31, 2018, 2017 and 2016.

Name and Position	Year	Salary	Option Awards	All Other Compensation	Total
DONG Yingzhi, President, Secretary, Treasurer, CFO, Director	2018 2017(1)	None None	None None	None None	None None
CHAN Wai Lun, President, Secretary, Treasurer, CFO, Director	2016(2)	None	None	None	None
Denis Savinski, President, Secretary, Treasurer, CFO, Director	2015 2016(3)	None	None	None	None

(1)	Mr. Dong has served as the sole officer and director of the Company since September 2016.
(2)	Mr. Chan served as sole officer and director of the Company from April 2016 until September 2016.
(3)	Mr. Savinski served as sole officer and director of the Company from October 2014 (inception) until April 2016.

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

(a) The following tables set forth certain information as of August 31, 2018, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company, and (iii) all officers and directors as a group.

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

As of May 31, 2018 and 2017, the amount due to shareholder was $75,787 and $32,559 respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

Fees billed to the Company are set forth below:

	Fiscal Year Ended May 31, 2018	Fiscal Year Ended May 31, 2017
Audit Fees	$10,500	$9,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$10,500	$9,500

As of May 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description
*	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on October 2, 2014
*	3.2	Bylaws
	31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2018
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	99	Current Report on Form 8-K reporting 100:1 forward stock split, filed with the Securities and Exchange Commission on August 22, 2016

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 19, 2015, and incorporated herein by this reference.
**	Filed with the Securities and Exchange Commission on August 22, 2016, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVDEN GROUP CORP.

Dated: September 24, 2018	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 24, 2018	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and sole Director