Form 10-Q
period 2018-08-31
SavDen Group Corp.
filed 2018-10-22
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of August 31, 2018.

SAVDEN GROUP CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on September 25, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending May 31, 2019.

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2018

TABLE OF CONTENTS

Page

Unaudited Condensed Balance Sheets	2

Unaudited Condensed Statements of Operations	3

Unaudited Statements of Stockholders’ Equity

Unaudited Condensed Statements of Cash Flows	4

Notes to the Unaudited Condensed Financial Statements	5

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	August 31, 2018	May 31, 2018
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$7,000	$22,441
Due to shareholder	98,528	75,787
TOTAL LIABILITIES	105,528	98,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 and 0 shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(136,328)	(129,028)
Total stockholders’ deficit	(105,528)	(98,228)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended August 31,	For the three months ended August 31,
	2018	2017
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	7,300	5,900
Total Expenses	7,300	5,900

Loss from operations	(7,300)	(5,900)

Other income (expense):
Interest expense	-	-
Other income	-	-
Total other income	-	-

Loss before provision for income taxes	(7,300)	(5,900)

Provision for income taxes	-	-

Net loss	$(7,300)	$(5,900)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding– basic and diluted	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the three months ended	For the three months ended
	August 31,	August 31,
	2018	2017

Cash flows from operating activities:
Net Loss	$(7,300)	$(5,900)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expense	(15,441)	(5,917)
Net cash used in operating activities	(22,741)	(11,817)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	22,741	11,817
Net cash provided by financing activities	22,741	11,817

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

August 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended May 31, 2018.

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

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2018 the Company’s bank deposits did not exceed the insured amounts.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at August 31, 2018 and May 31, 2018.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of August 31, 2018.

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

Except for the ASUs above, the FASB has issued through ASU 2018-15, which are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $136,328 and cash used in operating activities of $22,741 for the three months ended at August 31, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of August 31, 2018, and May 31, 2018, the amount due to shareholder was $98,518 and $75,787, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of August 31, 2018, the Company in the United States had $136,328 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The following table provides selected financial data about our company for the period ended August 31, 2018 and the year ended May 31, 2018:

Balance Sheet Date	August 31, 2018	May 31, 2018

Cash	$-	$-
Total Assets	$-	$-
Total Liabilities	$105,528	$98,228
Stockholders’ Equity (Deficit)	$(105,528)	$(98,228)

For the three months ended August 31, 2018 and 2017:

The Company did not generate any revenues during the three months ended August 31, 2018 and 2017.

During the three months ended August 31, 2018, we incurred general and administrative expenses of $7,300 compared to $5,900 incurred during the three months ended August 31, 2017. The increase in operating expenses was primarily due to the increased need for professional services during the period ended August 31, 2017.

For the three months ended August 31, 2018, the Company had net loss of $7,300, as compared to a net loss of $5,900 for the period ended August 31, 2017.

Liquidity and Capital Resources

As of August 31, 2018, the Company had total assets of $0. Total assets as of May 31, 2018 was $0. The Company’s liabilities as of August 31, 2018 were $105,528, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $98,228 as of May 31, 2018, which was comprised of accrued expenses amounts due to shareholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended August 31, 2018 and 2017.

	Three Months Ended August 31, 2018	Three Months Ended August 31, 2017
Net Cash (Used in) Provided by Operating Activities	$(22,741)	$(11,817)
Net Cash (Used in) Investing Activities
Net Cash Provided by Financing Activities	22,741	11,817
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended August 31, 2018, net cash flows used in operating activities were $22,741 consisting primarily of a net loss of $7,300 and decrease of accrued expenses of $15,441. Net cash flows used in operating activities was $11,817 for the three months ended August 31, 2017 consisting of a net loss of $5,900 and accrued expenses of $5,917.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the three months ended August 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three months August 31, 2018 net cash provided by financing activities was $22,741 for the amount due to shareholder. For the three months August 31, 2017, net cash provided by financing activities was $11,817 from proceeds from the shareholder loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of August 31, 2018. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of August 31, 2018 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of August 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at August 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of August 31, 2018, our internal control over financial reporting was not effective.

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

Dated: October 22, 2018	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
Name: DONG Yingzhi Title: Principal Executive Officer and Principal Financial Officer

