Form 10-Q
period 2018-11-30
SavDen Group Corp.
filed 2019-01-22
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of November 30, 2018.

SAVDEN GROUP CORP.

- INDEX -

i

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2018

TABLE OF CONTENTS

Page

Unaudited Condensed Balance Sheets	2

Unaudited Condensed Statements of Operations	3

Unaudited Statements of Stockholders’ Equity

Unaudited Condensed Statements of Cash Flows	4

Notes to the Unaudited Condensed Financial Statements	5

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	November 30, 2018	May 31, 2018
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$9,581	$22,441
Due to shareholder	105,728	75,787
TOTAL LIABILITIES	115,309	98,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 and 0 shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(146,109)	(129,028)
Total stockholders’ deficit	(115,309)	(98,228)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended November 30,	For the three months ended November 30,	For the six months ended November 30,	For the six months ended November 30,
	2018	2017	2018	2017
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	9,781	8,051	17,081	13,951
Total Expenses	9,781	8,051	17,081	13,951

Loss from operations	(9,781)	(8,051)	(17,081)	(13,951)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(9,781)	(8,051)	(17,081)	(13,951)

Provision for income taxes	-	-	-	-

Net loss	$(9,781)	$(8,051)	$(17,081)	$(13,951)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –basic and diluted	629,000,000	629,000,000	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the six months	For the six months
	ended November 30,	ended November 30,
	2018	2017

Cash flows from operating activities:
Net Loss	$(17,081)	$(13,951)
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid expense	-	-
Accrued expense	(12,860)	(5,866)
Net cash used in operating activities	(29,941)	(19,817)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	29,941	19,817
Net cash provided by financing activities	29,941	19,817

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

November 30, 2018

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

The Company is currently considered a “shell company” pursuant to SEC Rule 12b-2 adopted under the Exchange Act, because it has no or nominal assets (other than cash) and no or nominal operations. Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC, and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at November 30, 2018 and May 31, 2018.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 30, 2018.

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

Recently Issued Accounting Principles

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company has evaluated the effect on the Company’s consolidated financial statements and related disclosures and concluded that the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements. The Company has elected to apply the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Accounting Pronouncements Issued But Not Yet Adopted

Codification Improvements

On July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This amendment makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for periods beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact it may have on the Company’s consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $146,109 and cash used in operating activities of $29,941 for the six months ended at November 30, 2018. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2018, and May 31, 2018, the amount due to shareholder was $105,728 and $75,787, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of November 30, 2018, the Company in the United States had $146,109 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a “finder” to identify and analyse the merits of potential target businesses.

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

The following table provides selected financial data about our company for the period ended November 30, 2018 and the year ended May 31, 2018:

Balance Sheet Date	November 30, 2018	May 31, 2018

Cash	$-	$-
Total Assets	$-	$-
Total Liabilities	$115,309	$98,228
Stockholders’ Equity (Deficit)	$(115,309)	$(98,228)

For the six months ended November 30, 2018 and 2017:

The Company did not generate any revenues during the six months ended November 30, 2018 and 2017.

During the six months ended November 30, 2018, we incurred general and administrative expenses of $17,081 compared to $13,951 incurred during the six months ended November 30, 2017. The increase in operating expenses was primarily due to the increase in need for professional services during the period ended November 30, 2018.

For the six months ended November 30, 2018, the Company had a net loss of $17,081, as compared to a net loss of $13,951 for the period ended November 30, 2017.

For the three months ended November 30, 2018 and 2017:

The Company did not generate any revenues during the three months ended November 30, 2018 and 2017.

During the three months ended November 30, 2018, we incurred general and administrative expenses of $9,781 compared to $8,051 incurred during the three months ended November 30, 2017. The increase in operating expenses was primarily due to the increased need for professional services during the period ended November 30, 2018.

For the three months ended November 30, 2018, the Company had net loss of $9,781, as compared to a net loss of $8,051 for the period ended November 30, 2017.

Liquidity and Capital Resources

As of November 30, 2018, the Company had total assets of $0. Total assets as of May 31, 2018 was $0. The Company’s liabilities as of November 30, 2018 were $115,309, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $98,228 as of May 31, 2018, which was comprised of accrued expenses amounts due to shareholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended November 30, 2018 and 2017.

	Six Months Ended November 30, 2018	Six Months Ended November 30, 2017
Net Cash (Used in) Provided by Operating Activities	$(29,941)	$(19,817)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	29,941	19,817
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2018, net cash flows used in operating activities were $29,941 consisting primarily of a net loss of $17,081 and decrease of accrued expenses of $12,860. Net cash flows used in operating activities was $19,817 for the six months ended November 30, 2017 consisting of a net loss of $13,851 and accrued expenses of $5,866.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the six months ended November 30, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six months November 30, 2018 net cash provided by financing activities was $29,941 for the amount due to shareholder. For the six months November 30, 2017, net cash provided by financing activities was $19,817 from proceeds from the shareholder loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2018. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of November 30, 2018 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of November 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at November 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of November 30, 2018, our internal control over financial reporting was not effective.

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

Dated: January 22, 2019	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
	Name:	DONG Yingzhi
	Title:	Principal Executive Officer and Principal Financial Officer