Form 10-Q
period 2019-02-28
SavDen Group Corp.
filed 2019-04-18
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of February 28, 2019.

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

February 28, 2019

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	February 28, 2019	May 31, 2018
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$13,636	$22,441
Due to shareholder	110,409	75,787
TOTAL LIABILITIES	124,045	98,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 and 0 shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(154,845)	(129,028)
Total stockholders’ deficit	(124,045)	(98,228)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended February 28,	For the three months ended February 28,	For the nine months ended February 28,	For the nine months ended February 28,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	8,736	7,815	25,817	21,766
Total Expenses

Loss from operations	(8,736)	(7,815)	(25,817)	(21,766)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(8,736)	(7,815)	(25,817)	(21,766)

Provision for income taxes	-	-	-	-

Net loss	$(8,736)	$(7,815)	$(25,817)	$(21,766)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –basic and diluted	629,000,000	629,000,000	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the nine months	For the nine months
	ended February 28,	ended February 28,
	2019	2018

Cash flows from operating activities:
Net Loss	$(25,817)	$(21,766)
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid expense	-	(1,411)
Accrued expense	(8,805)	(4,551)
Net cash used in operating activities	(34,622)	(27,728)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	34,622	27,728
Net cash provided by financing activities	34,622	27,728

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

February 28, 2019

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at February 28, 2019 and May 31, 2018.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue Recognition” (“ASC-606”). Revenue is recognized when obligations under the terms of a contract with the Company’s customers are satisfied. Satisfaction of contract terms occur when products are delivered, and the customer takes ownership and assumes risk of loss. The amount of consideration the Company expects to receive consists of the sales price adjusted for any incentives if applicable. In applying judgment, the Company considered customer expectations of performance, materiality and the core principles of ASC 606. The Company’s performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any variable consideration.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 28, 2019.

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

Leases

In February 2016, the FASB issued ASU 2016-02,“Leases” to provide a new comprehensive model for lease accounting. Under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance sheet leases. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact on its consolidated financial statements.

Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $154,845 and cash used in operating activities of $34,622 for the nine months ended at February 28, 2019. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of February 28, 2019, and May 31, 2018, the amount due to shareholder was $110,409 and $75,787, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of February 28, 2019, the Company in the United States had $154,845 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The following table provides selected financial data about our company for the period ended February 28, 2019 and the year ended May 31, 2018:

Balance Sheet Date	February 28, 2019	May 31, 2018

Cash	$-	$-
Total Assets	$-	$-
Total Liabilities	$124,045	$98,228
Stockholders’ Equity (Deficit)	$(124,045)	$(98,228)

For the nine months ended February 28, 2019 and 2018:

The Company did not generate any revenues during the nine months ended February 28, 2019 and 2018.

During the nine months ended February 28, 2019, we incurred general and administrative expenses of $25,817 compared to $21,766 incurred during the nine months ended February 28, 2018. The increase in operating expenses was primarily due to the increase in need for professional services during the period ended February 28, 2019.

For the nine months ended February 28, 2019, the Company had a net loss of $25,817, as compared to a net loss of $21,766 for the period ended February 28, 2018.

For the three months ended February 28, 2019 and 2018:

The Company did not generate any revenues during the three months ended February 28, 2019 and 2018.

During the three months ended February 28, 2019, we incurred general and administrative expenses of $8,736 compared to $7,815 incurred during the three months ended February 28, 2018. The increase in operating expenses was primarily due to the increased need for professional services during the period ended February 28, 2019.

For the three months ended February 28, 2019, the Company had net loss of $8,736, as compared to a net loss of $7,815 for the period ended February 28, 2018.

Liquidity and Capital Resources

As of February 28, 2019, the Company had total assets of $0. Total assets as of May 31, 2018 was $0. The Company’s liabilities as of February 28, 2019 were $124,045, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $98,228 as of May 31, 2018, which was comprised of accrued expenses amounts due to shareholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended February 28, 2019 and 2018.

	Nine months Ended February 28, 2019	Nine months Ended February 28, 2018
Net Cash (Used in) Provided by Operating Activities	$(34,622)	$(27,728)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	34,622	27,728
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 28, 2019, net cash flows used in operating activities were $34,622 consisting primarily of a net loss of $25,817 and decrease of accrued expenses of $8,805. Net cash flows used in operating activities was $27,728 for the nine months ended February 28, 2018, consisting of a net loss of $21,766, and increase of prepaid expenses of $1,411 and decrease of accrued expenses of $4,551.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the nine months ended February 28, 2019 and February 28, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine months February 28, 2019 net cash provided by financing activities was $34,622 for the amount due to shareholder. For the nine months February 28, 2018, net cash provided by financing activities was $27,728 from proceeds from the shareholder loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2019. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of February 28, 2019 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of February 28, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at February 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of February 28, 2019, our internal control over financial reporting was not effective.

Our sole officer and director considered our disclosure controls and procedures and concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent Board of Directors or audit committee or adequate segregation of duties since there is a single officer and director. Further, we have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Dated: April 18, 2019	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
	Name:	DONG Yingzhi
	Title:	Principal Executive Officer and Principal Financial Officer