Form 10-K
period 2019-05-31
SavDen Group Corp.
filed 2019-09-13
CIK 1626078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant on November 30, 2018, was $NIL based on a $NIL average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter, November 30, 2018.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

There were 629,000,000 shares of common stock, $0.001 par value, of the issuer issued and outstanding as of August 29, 2019.

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

The Company is currently considered to be a shell company. Under SEC Rule 12b-2 under the Exchange Act, the Company is a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.   Management has undertaken steps to have the Company’s common stock traded on the OTC market. The market is illiquid, there has been no trading of any significance and there can be no assurance that a trading market of any significance will develop or that there will be any depth to any such market that may develop. Management does not intend to undertake any significant efforts to cause a market to develop in our securities until we have successfully concluded a business combination. The Company is subject to the periodic reporting requirements of the Exchange Act under Section 15(d) as a result of its registration statement on Form S-1 being declared effective by the SEC and intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other shell companies, and in the pursuit of business combinations, conflicts with such other shell companies may arise. If we and any other shell companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

As of the date of this filing, Mr. DONG Yingzhi, the sole officer and director of the Company, has sole voting power over 500,000,000 shares of the Company’s common stock, or approximately 79.5% of the outstanding shares of common stock. Therefore, Mr. DONG Yingzhi is in a position to elect the Board of Directors and to control the business and affairs of the Company including significant corporate actions such as mergers and acquisitions, the sale or purchase of assets and the issuance and sale of our securities. The Company also may be prevented from entering into transactions that could be beneficial to the Company’s other shareholders. The interest of our largest shareholder, which is controlled by DONG Yingzhi, may differ from the interests of our other shareholders.

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

Inspections of other firms that the PCAOB has conducted outside PRC have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in PRC prevents the PCAOB from regularly evaluating our auditor’s statements, audits, and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

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

Common Stock

Our Articles of Incorporation authorize the issuance of up to 1,000,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not “listed” on a publicly-traded market; however, the Common Stock is eligible for quotation on the OTC Pink market under the symbol SVDN. As of August 29, 2019, there were approximately 32 holders of record of the Common Stock and an aggregate of 629,000,000 shares of Common Stock outstanding. The Company sold 1,290,000 shares of its Common Stock under its registration statement on Form S-1 (129,000,000 shares after the 100:1 stock split effected by the Company as of August 26, 2016), and management believes that all of those shares are unrestricted and free trading.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not have any unregistered sales of securities during the fiscal year ended May 31, 2019.

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

Description of Business

The Company intends to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business or industry or and, thus, may acquire any business. Although management has not restricted the geographical location of the target companies to China, management believes that it is probable that the target’s operations will be based in China or Asia.

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

For the fiscal years ended May 31, 2019 and 2018

Revenues

The Company did not generate any revenues during the fiscal years ended May 31, 2019 and May 31, 2018.

Total operating expenses

During the year ended May 31, 2019, we incurred general and administrative expenses of $44,245 compared to $38,552 incurred during the year ended May 31, 2018. General and administrative expenses incurred during the year ended May 31, 2019 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and developmental costs. The increase in operating expenses was primarily due to the increased need for professional services during the year ended May 31, 2019.

Other Income

During the year ended May 31, 2019 and May 31, 2018, we received zero other income.

Net loss

For the fiscal year ended May 31, 2019, the Company had net loss of $44,245, as compared to a net loss of $38,552 for the fiscal year ended May 31, 2018.

Liquidity and Capital Resources

As of May 31, 2019 and May 31, 2018, the Company had zero total assets. The Company’s liabilities as of May 31, 2019 were $142,473, which was comprised of accrued expenses and due to shareholder.  This compares with total liabilities of $98,228, comprised of accrued expenses and due to shareholder as of May 31, 2018. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended May 31, 2019, and 2018.

	Year ended May 31, 2019	Year ended May 31, 2018
Net Cash (Used in) Operating Activities	$(43,058)	$(43,228)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	43,058	43,228
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2019, net cash flows used in operating activities were $43,058 consisting primarily of a net loss of $44,245 and increase of accrued expenses of $1,187. During the fiscal year ended May 31, 2018, net cash flows used in operating activities were $43,228 consisting primarily of a net loss of $38,552 and decrease of accrued expenses of $4,676.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the fiscal year ended May 31, 2019 and May 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the fiscal year ended May 31, 2019, net cash provided by financing activities was $43,058 for the amount due to shareholder. For the fiscal year ended May 31, 2018, net cash provided by financing activities was $43,228 from amounts due to shareholder.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $44,245 for the fiscal year ended May 31, 2019. In addition, the Company had both a working deficit and a stockholders’ deficit of $142,473 at May 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Report of Independent Registered Public Accounting Firm

To: The board of directors and stockholders of Savden Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Savden Group Corp. and subsidiaries (the “Company”) as of May 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of the two years in the period ended May 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

(as successor to Centurion ZD CPA Limited)

We have served as the Company’s auditor since 2016.

Hong Kong, China

September 13, 2019

SAVDEN GROUP CORP.

BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	As of May 31, 2019	As of May 31, 2018

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$23,628	$22,441
Due to shareholder	118,845	75,787
TOTAL LIABILITIES	142,473	98,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at May 31, 2019 and 2018, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(173,273)	(129,028)
Total stockholders’ deficit	(142,473)	(98,228)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

	For the Year Ended May 31,	For the Year Ended May 31,
	2019	2018
Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	44,245	38,552
Total Expenses	44,245	38,552

Loss from operations	(44,245)	(38,552)

Other income (expense):
Total other income (expense)	-	-

Loss before provision for income taxes	(44,245)	(38,552)

Provision for income taxes	-	-

Net loss	$(44,245)	$(38,552)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	629,000,000	629,000,000

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2017	629,000,000	629,000	(598,200)	(90,476)	(59,676)

Net loss	-	-	-	(38,552)	(38,552)

Balance, May 31, 2018	629,000,000	629,000	(598,200)	(129,028)	(98,228)

Net loss	-	-	-	(44,245)	(44,245)

Balance, May 31, 2019	629,000,000	629,000	(598,200)	(173,273)	(142,473)

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

STATEMENTS OF CASH FLOW

(Stated in US Dollars)

	For the Year Ended	For the Year Ended
	May 31, 2019	May 31, 2018

Cash flows from operating activities:
Net Loss	$(44,245)	$(38,552)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expense	1,187	(4,676)
Net cash used in operating activities	(43,058)	(43,228)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	43,058	43,228
Net cash provided by financing activities	43,058	43,228

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	$-

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

Notes to the Financial Statements

May 31, 2019

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of May 31, 2019.

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

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

The FASB has issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements.

The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.

The ASU also requires lessors within the scope of Topic 942, Financial Services-Depository and Lending, to present all “principal payments received under leases” within investing activities.

Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $173,273 and a current year loss of $44,245, a negative working capital of $142,473 and cash used in operating activities of $43,058 for the year ended at May 31, 2019. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of May 31, 2019 and 2018, the amount due to shareholder was $118,845 and $75,787, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As at May 31, 2019, 629,000,000 shares of common stock were issued and outstanding.

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

The Company did not have any earnings incurred in foreign jurisdictions and did not have any estimated post 1986 undistributed and untaxed accumulated foreign earnings. Therefore, for the fiscal year ended May 31, 2019, the Company did not incur any toll-charge income and transition tax.

As of May 31, 2019, the Company in the United States had $173,273 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. Under the Tax Act, NOLs incurred in the years beginning after December 31, 2017 will be subject to 80 percent limitation and carryforwards indefinitely. NOLs generated in 2017 and earlier would retain twenty years and be available to offset 100 percent of taxable income subject to certain limitations.

The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the near future. Therefore, the Company has provided a full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of May 31, 2019, the Company has not completed its accounting for the effects of the Tax Act as additional information that is needed to be obtained, prepared and analyzed in order to complete the accounting requirements under ASC Topic 740. The Company is continuing to gather additional information to more precisely to evaluate and compute the potential tax liability if any and will monitor future guidance set forth by the Department of Treasury with regard to the Transition Tax provisions under the Act. When information becomes available, the final determination of the deemed incremental income tax expense, deemed re-measurement of the deferred assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available within the 12 months re-measurement period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on management’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of May 31, 2019 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of May 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at May 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of May 31, 2019, our internal control over financial reporting was not effective.

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

Mr. DONG Yingzhi has not been involved with any blank check companies.

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

The following table sets forth all compensation awarded to, earned by or paid by the Company to each of our named executive officers and directors for the fiscal years ended May 31, 2019, 2018 and 2017.

Name and Position	Year	Salary	Option Awards	All Other Compensation	Total
DONG Yingzhi,	2019	None	None	None	None
President, Secretary, Treasurer, CFO, Director	2018	None	None	None	None
	2017(1)	None	None	None	None

(1)	Mr. Dong has served as the sole officer and director of the Company since September 2016.

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

(a) The following tables set forth certain information as of August 31, 2019, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

As of May 31, 2019 and 2018, the amount due to shareholder was $118,845 and $75,787 respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Centurion ZD CPA & Co. (“Centurion ZD”), as successor to Centurion ZD CPA Limited, is the Company’s independent registered public accounting firm.

Fees billed to the Company are set forth below:

	Fiscal Year Ended May 31, 2019	Fiscal Year Ended May 31, 2018
Audit Fees	$12,400	$10,500
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$12,400	$10,500

As of May 31, 2019, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description
*	3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on October 2, 2014
*	3.1	Bylaws
	31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2019
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	99	Current Report on Form 8-K reporting 100:1 forward stock split, filed with the Securities and Exchange Commission on August 22, 2016

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 19, 2015, and incorporated herein by this reference.
**	Filed with the Securities and Exchange Commission on August 22, 2016, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVDEN GROUP CORP.

Dated: September 13, 2019	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2019	By:	/s/ DONG Yingzhi
DONG Yingzhi
President, CEO, Secretary, Treasurer, CFO and sole Director