Form 10-Q
period 2019-11-30
SavDen Group Corp.
filed 2020-01-21
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of November 30, 2019.

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2019

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	November 30, 2019	May 31, 2019
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$23,662	$23,628
Due to shareholder	136,645	118,845
TOTAL LIABILITIES	160,307	142,473

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(191,107)	(173,273)
Total stockholders’ deficit	(160,307)	(142,473)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended November 30,	For the three months ended November 30,	For the six months ended November 30,	For the six months ended November 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	10,034	9,781	17,834	17,081
Total Expenses	10,034	9,781	17,834	17,081

Loss from operations	(10,034)	(9,781)	(17,834)	(17,081)

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(10.034)	(9,781)	(17,834)	(17,081)

Provision for income taxes	-	-	-	-

Net loss	$(10.034)	$(9,781)	$(17,834)	$(17,081)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –basic and diluted	629,000,000	629,000,000	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS DEFICIT

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2018	629,000,000	629,000	(598,200)	(129,028)	(98,228)

Net loss	-	-	-	(7,300)	(7,300)

Balance, August 31, 2018	629,000,000	629,000	(598,200)	(136,328)	(105,528)

Net loss	-	-	-	(9,781)	(9,781)

Balance, November 30, 2018	629,000,000	629,000	(598,200)	(146,109)	(115,309)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2019	629,000,000	629,000	(598,200)	(173,273)	(142,473)

Net loss	-	-	-	(7,800)	(7,800)

Balance, August 31, 2019	629,000,000	629,000	(598,200)	(181,073)	(150,273)

Net loss	-	-	-	(10,034)	(10,034)

Balance, November 30, 2019	629,000,000	629,000	(598,200)	(191,107)	(160,307)

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the six months	For the six months
	ended November 30,	ended November 30,
	2019	2018

Cash flows from operating activities:
Net Loss	$(17,834)	$(17,081)
Adjustments to reconcile net income to net cash provided by operating activities:
Prepaid expense	-	-
Accrued expense	34	(12,860)
Net cash used in operating activities	(17,800)	(29,941)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	17,800	29,941
Net cash provided by financing activities	17,800	29,941

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

November 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended May 31, 2019.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at November 30, 2019 and May 31, 2019.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of November 30, 2019.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2019 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $191,107 and cash used in operating activities of $17,800 for the six months ended at November 30, 2019. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of November 30, 2019, and May 31, 2019, the amount due to shareholder was $136,645 and $118,845, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of November 30, 2019, the Company in the United States had $191,107 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued and based on their evaluation no events have occurred that would require disclosure.

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

The following table provides selected financial data about our company for the period ended November 30, 2019 and the year ended May 31, 2019:

Balance Sheet Date	November 30, 2019	May 31, 2019

Cash	$-	$-
Total Assets	$-	$-
Total Liabilities	$160,307	$142,473
Stockholders’ Equity (Deficit)	$(160.307)	$(142,473)

For the six months ended November 30, 2019 and 2018:

The Company did not generate any revenues during the six months ended November 30, 2019 and 2018.

During the six months ended November 30, 2019, we incurred general and administrative expenses of $17,834 compared to $17,081 incurred during the six months ended November 30, 2018. The increase in operating expenses was primarily due to the increase in need for professional services during the period ended November 30, 2019.

For the six months ended November 30, 2019, the Company had a net loss of $17,834, as compared to a net loss of $17,081 for the period ended November 30, 2018.

For the three months ended November 30, 2019 and 2018:

The Company did not generate any revenues during the three months ended November 30, 2019 and 2018.

During the three months ended November 30, 2019, we incurred general and administrative expenses of $10,034 compared to $9,781 incurred during the three months ended November 30, 2018. The increase in operating expenses was primarily due to the increased need for professional services during the period ended November 30, 2019.

For the three months ended November 30, 2019, the Company had net loss of $10,034, as compared to a net loss of $9,781 for the period ended November 30, 2018.

Liquidity and Capital Resources

As of November 30, 2019, the Company had total assets of $0. Total assets as of May 31, 2019 was $0. The Company’s liabilities as of November 30, 2019 were $160,307, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $142,473 as of May 31, 2019, which was comprised of accrued expenses amounts due to shareholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended November 30, 2019 and 2018.

	Six Months Ended November 30, 2019	Six Months Ended November 30, 2018
Net Cash (Used in) Provided by Operating Activities	$(17,800)	$(29,941)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	17,800	29,941
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended November 30, 2019, net cash flows used in operating activities were $17,800 consisting primarily of a net loss of $17,834 and increase of accrued expenses of $34. Net cash flows used in operating activities was $29,941 for the six months ended November 30, 2018 consisting of a net loss of $17,081 and decrease of accrued expenses of $12,860.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the six months ended November 30, 2019 and 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six months November 30, 2019 net cash provided by financing activities was $17,800- for the amount due to shareholder. For the six months November 30, 2018, net cash provided by financing activities was $29,941 from proceeds from the shareholder loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2019. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of November 30, 2019 based on the material weaknesses described below:

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

The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of November 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at November 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of November 30, 2019, our internal control over financial reporting was not effective.

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

Dated: January 20, 2020	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
	Name:	DONG Yingzhi
	Title:	Principal Executive Officer and Principal Financial Officer