Form 10-Q
period 2020-02-29
SavDen Group Corp.
filed 2020-04-20
CIK 1626078

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 629,000,000 shares of common stock outstanding as of February 29, 2020.

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

SAVDEN GROUP CORP.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

February 29, 2020

SAVDEN GROUP CORP.

CONDENSED BALANCE SHEETS

(Stated in US Dollars except Number of Shares)

	February 29, 2020	May 31, 2019
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expense	$23,826	$23,628
Due to shareholder	145,207	118,845
TOTAL LIABILITIES	169,033	142,473

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 1,000,000,000 shares authorized; $0.001 par value; 629,000,000 shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively.	629,000	629,000
Additional paid-in capital	(598,200)	(598,200)
Accumulated deficits	(199,833)	(173,273)
Total stockholders’ deficit	(169,033)	(142,473)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Stated in US Dollars except Number of Shares)

(Unaudited)

	For the three months ended February 29,	For the three months ended February 28,	For the nine months ended February 29,	For the nine months ended February 28,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative expenses	8,726	8,736	26,560	25,817
Total Expenses	8,726	8,736	26,560	25,817

Loss from operations

Other income (expense):
Interest expense	-	-	-	-
Other income	-	-	-	-
Total other income	-	-	-	-

Loss before provision for income taxes	(8,726)	(8,736)	(26,560)	(25,817)

Provision for income taxes	-	-	-	-

Net loss	$(8,726)	$(8,736)	$(26,560)	$(25,817)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding –basic and diluted	629,000,000	629,000,000	629,000,000	629,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS DEFICIT

(Stated in U.S. Dollars except Number of Shares)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2018	629,000,000	629,000	(598,200)	(129,028)	(98,228)

Net loss	-	-	-	(7,300)	(7,300)

Balance, August 31, 2018	629,000,000	629,000	(598,200)	(136,328)	(105,528)

Net loss	-	-	-	(9,781)	(9,781)

Balance November 30, 2018	629,000,000	629,000	(598,200)	(146,109)	(115,309)

Net loss				(8,736)	(8,736)

Balance February 28, 2019	629,000,000	629,000	(598,200)	(154,845)	(124,045)

	Number	Common	Additional paid-in	Accumulated	Total Stockholders’
	of Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2019	629,000,000	629,000	(598,200)	(173,273)	(142,473)

Net loss	-	-	-	(7,800)	(7,800)

Balance, August 31, 2019	629,000,000	629,000	(598,200)	(181,073)	(150,273)

Net loss	-	-	-	(10,034)	(10,034)

Balance November 30, 2019	629,000,000	629,000	(598,200)	(191,107)	(160,307)

Net loss	-	-	-	(8,726)	(8,726)

Balance February 29, 2020	629,000,000	629,000	(598,200)	(199,833)	(169,033)

The accompanying notes are an integral part of these financial statements.

SAVDEN GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOW

(Stated in US Dollars)

(Unaudited)

	For the nine months	For the nine months
	ended February 29,	ended February 28,
	2020	2019

Cash flows from operating activities:
Net Loss	$(26,560)	$(25,817)
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expense	198	(8,805)
Net cash used in operating activities	(26,362)	(34,622)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Due to shareholder	26,362	34,622
Net cash provided by financing activities	26,362	34,622

Net (decrease) increase in cash and cash equivalents	-	-

Cash and cash equivalents, beginning balance	-	-

Cash and cash equivalents, ending balance	$-	-

The accompanying notes are an integral part of these condensed financial statements.

SAVDEN GROUP CORP.

Notes to the Condensed Financial Statements

February 29, 2020

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

Loss per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted loss per share are equal.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at February 29, 2020 and May 31, 2019.

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of February 29, 2020.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 29, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $199,833 and cash used in operating activities of $26,362 for the nine months ended at February 29, 2020. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of February 29, 2020, and May 31, 2019, the amount due to shareholder was $145,207 and $118,845, respectively. The amount due to shareholder is non-interest bearing, due upon demand and unsecured.

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

As of February 29, 2020, the Company in the United States had $199,833 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward twenty years. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US. Accordingly, the Company has no net deferred tax assets under the US entity.

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

The following table provides selected financial data about our company for the period ended February 29, 2020 and the year ended May 31, 2019:

Balance Sheet Date	February 29, 2020	May 31, 2019

Cash	$-	$-
Total Assets	$-	$-
Total Liabilities	$169,033	$142,473
Stockholders’ Equity (Deficit)	$(169,033)	$(142,473)

For the nine months ended February 29, 2020 and February 28, 2019:

The Company did not generate any revenues during the nine months ended February 29, 2020 and February 28, 2019.

During the nine months ended February 29, 2020, we incurred general and administrative expenses of $26,560 compared to $25,817 incurred during the nine months ended February 28, 2019. The increase in operating expenses was primarily due to the increase in need for professional services during the period ended February 29, 2020.

For the nine months ended February 29, 2020, the Company had a net loss of $26,560, as compared to a net loss of $25,817 for the period ended February 28, 2019.

For the three months ended February 29, 2020 and February 28, 2019:

The Company did not generate any revenues during the three months ended February 29, 2020 and February 28, 2019.

During the three months ended February 29, 2020, we incurred general and administrative expenses of $8,726 compared to $8,736 incurred during the three months ended February 28, 2019. The amount was comparable between the two periods.

For the three months ended February 29, 2020, the Company had net loss of $8,726, as compared to a net loss of $8,736 for the period ended February 28, 2019.

Liquidity and Capital Resources

As of February 29, 2020, the Company had total assets of $0. Total assets as of May 31, 2019 was $0. The Company’s liabilities as of February 29, 2020 were $169,033, which was comprised of accrued expenses and amounts due to shareholder.  This compares with total liabilities of $142,473 as of May 31, 2019, which was comprised of accrued expenses amounts due to shareholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended February 29, 2020 and February 28, 2019.

	Nine Months Ended February 29, 2020	Nine Months Ended February 28, 2019
Net Cash (Used in) Provided by Operating Activities	$(26,362)	$(34,622)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	26,362	34,622
Net decrease in cash and cash equivalents	$-	$-

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

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended February 29, 2020, net cash flows used in operating activities were $26,362 consisting primarily of a net loss of $26,560 and increase of accrued expenses of $198. Net cash flows used in operating activities was $34,622 for the nine months ended February 28, 2019 consisting of a net loss of $25,817 and decrease of accrued expenses of $8,805.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the nine months ended February 29, 2020 and February 28, 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine months February 29, 2020 net cash provided by financing activities was $26,362 for the amount due to shareholder. For the nine months February 28, 2019, net cash provided by financing activities was $34,622 from proceeds from the shareholder loans.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our then principal executive officer and principal financial officer, DONG Yingzhi, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 29, 2020. Based on this evaluation, Mr. DONG Yingzhi concluded that our disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on Mr. Dong’s assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of February 29, 2020 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of February 29, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting at February 29, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of February 29, 2020, our internal control over financial reporting was not effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this Report:

EXHIBIT NO.	DESCRIPTION
31.1	Certificate of Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2020	SAVDEN GROUP CORP.

	By:	/s/ DONG Yingzhi
	Name:	DONG Yingzhi
	Title:	Principal Executive Officer and Principal Financial Officer